Form 10-Q
period 2020-09-30
First Financial Northwest, Inc.
filed 2020-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 4, 2020, 9,785,866 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	September 30, 2020	December 31, 2019
Assets
	(Unaudited)
Cash on hand and in banks	$7,440	$10,094
Interest-earning deposits	18,674	12,896
Investments available-for-sale, at fair value	126,020	136,601
Investments held-to-maturity	2,406	—
Loans receivable, net of allowance of $14,568 and $13,218	1,133,984	1,108,462
Federal Home Loan Bank ("FHLB") stock, at cost	6,410	7,009
Accrued interest receivable	5,676	4,138
Deferred tax assets, net	1,879	1,501
Other real estate owned ("OREO")	454	454
Premises and equipment, net	22,409	22,466
Bank owned life insurance ("BOLI"), net	32,830	31,982
Prepaid expenses and other assets	1,704	2,216
Right of use asset (“ROU”)	3,834	2,209
Goodwill	889	889
Core deposit intangible	860	968
Total assets	$1,365,469	$1,341,885

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$82,376	$52,849
Interest-bearing deposits	987,306	980,685
Total deposits	1,069,682	1,033,534
FHLB advances	120,000	137,700
Advance payments from borrowers for taxes and insurance	4,742	2,921
Lease liability	3,942	2,279
Accrued interest payable	197	285
Other liabilities	12,128	8,847
Total liabilities	1,210,691	1,185,566

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,911,607 shares at September 30, 2020, and 10,252,953 shares at December 31, 2019	99	103
Additional paid-in capital	83,839	87,370
Retained earnings	76,300	73,321
Accumulated other comprehensive loss, net of tax	(3,203)	(1,371)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(2,257)	(3,104)
Total stockholders' equity	154,778	156,319
Total liabilities and stockholders' equity	$1,365,469	$1,341,885

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$12,847	$13,897	$39,504	$40,784
Investments available-for-sale	751	1,066	2,466	3,334
Investments held-to-maturity	6	—	17	—
Interest-earning deposits	8	158	45	246
Dividends on FHLB stock	82	97	240	290
Total interest income	13,694	15,218	42,272	44,654
Interest expense
Deposits	3,206	5,037	11,238	13,189
Borrowings	400	529	1,214	2,255
Total interest expense	3,606	5,566	12,452	15,444
Net interest income	10,088	9,652	29,820	29,210
Provision (recapture of provision) for loan losses	700	100	1,300	(300)
Net interest income after provision (recapture of provision) for loan losses	9,388	9,552	28,520	29,510
Noninterest income
Net gain on sale of investments	18	88	86	80
BOLI income	269	235	778	693
Wealth management revenue	145	245	493	702
Deposit related fees	201	179	560	555
Loan related fees	376	290	865	562
Other	2	2	7	26
Total noninterest income	1,011	1,039	2,789	2,618
Noninterest expense
Salaries and employee benefits	4,880	4,813	14,893	14,547
Occupancy and equipment	987	924	3,090	2,688
Professional fees	371	440	1,257	1,262
Data processing	731	478	2,112	1,393
OREO related expenses, net	1	1	7	33
Regulatory assessments	134	13	405	286
Insurance and bond premiums	116	95	339	288
Marketing	41	118	133	280
Other general and administrative	606	573	1,843	1,670
Total noninterest expense	7,867	7,455	24,079	22,447
Income before federal income tax provision	2,532	3,136	7,230	9,681
Federal income tax provision	450	631	1,320	1,927
Net income	$2,082	$2,505	$5,910	$7,754
Basic earnings per common share	$0.22	$0.25	$0.60	$0.77
Diluted earnings per common share	$0.21	$0.25	$0.60	$0.77
Basic weighted average number of common shares outstanding	9,661,498	9,901,586	9,788,397	9,989,970
Diluted weighted average number of common shares outstanding	9,675,567	9,991,011	9,811,602	10,091,631

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,082	$2,505	$5,910	$7,754
Other comprehensive income (loss), before tax:
Unrealized holding gains on investments available-for-sale	538	662	2,031	3,062
Tax effect	(113)	(139)	(427)	(643)
Reclassification adjustment for net gains realized in income	(18)	(88)	(86)	(80)
Tax effect	4	18	18	17
Gains (losses) on cash flow hedges	343	(237)	(4,264)	(1,449)
Tax effect	(72)	50	896	304
Other comprehensive income (loss), net of tax	682	266	(1,832)	1,211
Total comprehensive income	$2,764	$2,771	$4,078	$8,965

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at June 30, 2020	10,048,961	$100	$85,119	$75,181	$(3,885)	$(2,539)	$153,976
Net income	—	—	—	2,082	—	—	2,082
Other comprehensive income, net of tax	—	—	—	—	682	—	682
Issuance of common stock - restricted stock awards, net	17,695	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	224	—	—	—	224
Allocation of 28,214 ESOP shares	—	—	(21)	—	—	282	261
Repurchase and retirement of common stock	(155,049)	(1)	(1,483)	—	—	—	(1,484)
Cash dividend declared and paid ($0.10 per share)	—	—	—	(963)	—	—	(963)
Balances at September 30, 2020	9,911,607	$99	$83,839	$76,300	$(3,203)	$(2,257)	$154,778

	Nine Months Ended September 30, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319
Net income	—	—	—	5,910	—	—	5,910
Other comprehensive loss, net of tax	—	—	—	—	(1,832)	—	(1,832)
Issuance of common stock - restricted stock awards, net	33,923	—	(73)	—	—	—	(73)
Compensation related to stock options and restricted stock awards	—	—	367	—	—	—	367
Allocation of 84,642 ESOP shares	—	—	57	—	—	847	904
Repurchase and retirement of common stock	(369,894)	(4)	(3,882)	—	—	—	(3,886)
Canceled common stock - restricted stock awards	(5,375)	—	—	—	—	—	—
Cash dividend declared and paid ($0.30 per share)	—	—	—	(2,931)	—	—	(2,931)
Balances at September 30, 2020	9,911,607	$99	$83,839	$76,300	$(3,203)	$(2,257)	$154,778

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,910	$7,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	1,300	(300)
OREO market value adjustments	—	29
Net amortization of premiums and discounts on investments	589	626
Gain on sale of investments available-for-sale	(86)	(80)
Depreciation of premises and equipment	1,638	1,330
Loss on sale of premises and equipment	—	5
Deferred federal income taxes	110	320
Allocation of ESOP shares	904	1,290
Stock compensation expense	367	457
BOLI income	(778)	(693)
Annuity income	(31)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	194	(636)
Decrease in ROU	491	367
Increase in advance payments from borrowers for taxes and insurance	1,821	2,110
Increase in accrued interest receivable	(1,538)	(339)
Decrease in lease liability	(453)	(341)
Decrease in accrued interest payable	(88)	(96)
Decrease in other liabilities	(558)	(1,164)
Net cash provided by operating activities	9,792	10,639
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	12,082	5,057
Principal repayments on investments available-for-sale	8,991	4,859
Purchases of investments available-for-sale	(9,050)	(3,534)
Purchase of investments held-to-maturity	(2,375)	—
Net increase in loans receivable	(26,822)	(60,646)
Net sale of FHLB stock	599	969
Purchase of premises and equipment	(1,581)	(2,350)
Proceeds from BOLI	—	310
Purchase of BOLI	(70)	(1,457)
Net cash used by investing activities	(18,226)	(56,792)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	$36,148	$77,796
Advances from the FHLB	248,000	196,500
Repayments of advances from the FHLB	(265,700)	(222,000)
Net share settlement of stock awards	(73)	(93)
Repurchase and retirement of common stock	(3,886)	(6,750)
Dividends paid	(2,931)	(2,592)
Net cash provided by financing activities	11,558	42,861
Net increase (decrease) in cash and cash equivalents	3,124	(3,292)
Cash and cash equivalents at beginning of period	22,990	17,010
Cash and cash equivalents at end of period	$26,114	$13,718

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$12,540	$15,540
Federal income taxes paid	1,190	1,860

Noncash items:
Change in unrealized loss on investments available-for-sale	$1,945	$2,982
Change in unrealized loss on cash flow hedge	(4,264)	(1,449)
Initial recognition of ROU	2,116	1,853
Initial recognition of lease liability	2,116	1,853

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

At September 30, 2020, First Financial Northwest Bank operated in thirteen locations in Washington with the headquarters and six retail branch locations in King County, five retail branch locations in Snohomish County and one retail branch in Pierce County. On October 5, 2020, the Bank opened a new branch in Gig Harbor, Washington, located in Pierce County. In addition, the Bank has received FDIC approval to open a new branch in Issaquah, Washington, located in King County, which is expected to open in early 2021. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (“2019 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in de-designation of the hedging relationship if certain criteria are met. The Company is party to cash flow hedge arrangements where the hedge effectiveness is based on LIBOR. The Company adopted this ASU as of September 30, 2020, with no material impact on its consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$13,015	$531	$(11)	$13,535
Freddie Mac	4,134	204	—	4,338
Ginnie Mae	18,840	661	(4)	19,497
Other	10,942	93	(109)	10,926
Municipal bonds	14,100	725	—	14,825
U.S. Government agencies	42,236	63	(899)	41,400
Corporate bonds	21,501	214	(216)	21,499
Total	$124,768	$2,491	$(1,239)	$126,020

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,605	$128	$(104)	$15,629
Freddie Mac	4,196	96	—	4,292
Ginnie Mae	23,239	140	(329)	23,050
Other	11,407	66	(25)	11,448
Municipal bonds	10,675	272	(36)	10,911
U.S. Government agencies	46,672	13	(935)	45,750
Corporate bonds	25,500	372	(351)	25,521
Total	$137,294	$1,087	$(1,780)	$136,601

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,391	$(11)	$1,391	$(11)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	1,370	(4)	—	—	1,370	(4)
Other	—	—	5,897	(109)	5,897	(109)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	2,701	(34)	33,214	(865)	35,915	(899)
Corporate bonds	3,482	(25)	3,808	(191)	7,290	(216)
Total	$7,553	$(63)	$44,310	$(1,176)	$51,863	$(1,239)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,340	$(104)	$—	$—	$8,340	$(104)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	156	—	12,921	(329)	13,077	(329)
Other	2,843	(7)	6,000	(18)	8,843	(25)
Municipal bonds	3,257	(36)	—	—	3,257	(36)
U.S. Government agencies	12,266	(201)	31,490	(734)	43,756	(935)
Corporate bonds	1,996	(12)	7,161	(339)	9,157	(351)
Total	$28,858	$(360)	$57,572	$(1,420)	$86,430	$(1,780)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 23 securities and 37 securities in an unrealized loss position, respectively, with 18 of these securities in an unrealized loss position for 12 months or more, at both September 30, 2020, and December 31, 2019. Management does not believe that any individual unrealized loss as of September 30, 2020, or December 31, 2019, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2020, and December 31, 2019, and determined that an OTTI charge was not warranted.

    The amortized cost and estimated fair value of investments available-for-sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	8,993	8,947
Due after five years through ten years	15,227	15,318
Due after ten years	53,617	53,459
	77,837	77,724
Mortgage-backed investments	46,931	48,296
Total	$124,768	$126,020

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $21.2 million and $19.0 million were pledged as collateral for public deposits at September 30, 2020, and December 31, 2019, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended September 30, 2020, there were $2.5 million in sales or maturities on investment securities generating a net gain of $18,000. For the nine months ended September 30, 2020, there were $12.0 million in sales or maturities on investment securities generating a net gain of $86,000. For the three months ended September 30, 2019, there were $2.0 million in sales or maturities on investment securities generating a net gain of $88,000. For the nine months ended September 30, 2019, there were $5.1 million in calls, sales, or maturities on investment securities generating a net gain of $80,000.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$214,250	$210,898
Permanent non-owner occupied	177,621	161,630
	391,871	372,528

Multifamily	142,619	172,915

Commercial real estate	389,768	395,152

Construction/land:
One-to-four family residential	45,231	44,491
Multifamily	47,547	40,954
Commercial	5,475	19,550
Land	1,345	8,670
	99,598	113,665

Business	85,780	37,779
Consumer	40,845	30,199
Total loans	1,150,481	1,122,238

Less:
Deferred loan fees, net	1,929	558
ALLL	14,568	13,218
Loans receivable, net	$1,133,984	$1,108,462

    At September 30, 2020, loans totaling $521.3 million were pledged to secure borrowings from the FHLB compared to $506.7 million at December 31, 2019. In addition, loans totaling $139.3 million and $130.3 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at September 30, 2020 and December 31, 2019, respectively.

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

    As of September 30, 2020, and December 31, 2019, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2020, and December 31, 2019 by type and risk category:

	September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$390,737	$140,515	$373,731	$99,598	$85,780	$40,845	$1,131,206
Special mention	605	—	16,037	—	—	—	16,642
Substandard	529	2,104	—	—	—	—	2,633
Total loans	$391,871	$142,619	$389,768	$99,598	$85,780	$40,845	$1,150,481

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$371,363	$170,810	$394,627	$101,141	$37,779	$30,199	$1,105,919
Special mention	536	2,105	525	12,524	—	—	15,690
Substandard	629	—	—	—	—	—	629
Total loans	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238

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

At September 30, 2020, total loans receivable included $52.0 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA. Although these loans were included in the population of loans collectively evaluated for impairment, no general reserve was allocated to them as these loans are 100% guaranteed by the SBA.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836
Recoveries	2	—	30	—	—	—	32
Provision (Recapture)	89	(165)	622	108	(21)	67	700
Ending balance	$3,225	$1,394	$5,501	$2,365	$1,044	$1,039	$14,568

	At or For the Nine Months Ended September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Recoveries	20	—	30	—	—	—	50
Provision (Recapture)	171	(213)	912	143	(96)	383	1,300
Ending balance	$3,225	$1,394	$5,501	$2,365	$1,044	$1,039	$14,568

ALLL by category:
General reserve	$3,213	$1,394	$5,501	$2,365	$1,044	$1,039	$14,556
Specific reserve	12	—	—	—	—	—	12

Loans:
Total loans	$391,871	$142,619	$389,768	$99,598	$85,780	$40,845	$1,150,481
Loans collectively evaluated for impairment (1)	389,033	140,515	372,995	99,598	85,780	40,845	1,128,766
Loans individually evaluated for impairment (2)	2,838	2,104	16,773	—	—	—	21,715
____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057
Recoveries	3	—	—	—	—	1	4
Provision (recapture)	(56)	91	(122)	(73)	37	223	100
Ending balance	$3,032	$1,734	$4,485	$2,198	$1,157	$555	$13,161

	At or For the Nine Months Ended September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Recoveries	31	45	—	—	—	38	114
(Recapture) provision	(386)	9	(292)	(133)	221	281	(300)
Ending balance	$3,032	$1,734	$4,485	$2,198	$1,157	$555	$13,161

ALLL by category:
General reserve	$3,001	$1,734	$4,485	$2,198	$1,157	$555	$13,130
Specific reserve	31	—	—	—	—	—	31

Loans:
Total loans	$370,386	$171,152	$381,890	$109,915	$37,507	$26,451	$1,097,301
Loans collectively evaluated for impairment (1)	365,813	171,152	379,764	98,306	37,507	26,412	1,078,954
Loans individually evaluated for impairment (2)	4,573	—	2,126	11,609	—	39	18,347
_____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At both September 30, 2020, and December 31, 2019, past due loans were 0.19% of total loans receivable. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$214,250	$214,250
Non-owner occupied	—	—	—	—	177,621	177,621
Multifamily	—	—	2,104	2,104	140,515	142,619
Commercial real estate	—	—	—	—	389,768	389,768
Construction/land	—	—	—	—	99,598	99,598
Total real estate	—	—	2,104	2,104	1,021,752	1,023,856
Business	—	—	—	—	85,780	85,780
Consumer	32	—	—	32	40,813	40,845
Total loans	$32	$—	$2,104	$2,136	$1,148,345	$1,150,481
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2020.

	Loans Past Due as of December 31, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$79	$—	$—	$79	$210,819	$210,898
Non-owner occupied	—	—	—	—	161,630	161,630
Multifamily	2,105	—	—	2,105	170,810	172,915
Commercial real estate	—	—	—	—	395,152	395,152
Construction/land	—	—	—	—	113,665	113,665
Total real estate	2,184	—	—	2,184	1,052,076	1,054,260
Business	—	—	—	—	37,779	37,779
Consumer	—	—	—	—	30,199	30,199
Total loans	$2,184	$—	$—	$2,184	$1,120,054	$1,122,238
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

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
One-to-four family residential	$—	$95
Multifamily	2,104	—
Total nonaccrual loans	$2,104	$95

During the three and nine months ended September 30, 2020, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $24,000 and $58,000. For the three and nine months ended September 30, 2019, foregone interest on nonaccrual loans was $2,000 and $11,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$391,871	$140,515	$389,768	$99,598	$85,780	$40,845	$1,148,377
Nonperforming	—	2,104	—	—	—	—	2,104
Total loans	$391,871	$142,619	$389,768	$99,598	$85,780	$40,845	$1,150,481
_____________

(1) There were $214.3 million of owner-occupied one-to-four family residential loans and $177.6 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At September 30, 2020, there were no commitments to advance funds related to impaired loans. At December 31, 2019, there was $3.1 million committed to be advanced on an impaired $12.5 million construction/land loan. During the nine months ended September 30, 2020, this construction/land loan became fully funded and was reclassified as an impaired permanent commercial real estate loan with a $15.5 million principal balance at September 30, 2020. The Bank authorized completion of the loan funding because it determined that it was in the Bank’s best interest to finalize the construction project. At September 30, 2020, the loan is well collateralized and the Bank currently does not expect to incur a loss.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2020
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$336	$434	$—
Non-owner occupied	1,039	1,039	—
Multifamily	2,104	2,104	—
Commercial real estate	16,773	16,773	—
Total	20,252	20,350	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	502	549	7
Non-owner occupied	961	961	5
Total	1,463	1,510	12

Total impaired loans:
One-to-four family residential:
Owner occupied	838	983	7
Non-owner occupied	2,000	2,000	5
Multifamily	2,104	2,104	—
Commercial real estate	16,773	16,773	—
Total	$21,715	$21,860	$12
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$381	$2	$407	$15
Non-owner occupied	1,115	17	1,251	52
Multifamily	2,104	47	2,104	139
Commercial real estate	16,823	144	9,042	519
Construction/land	—	—	7,044	—
Total	20,423	210	19,848	725

Loans with an allowance:
One-to-four family residential:
Owner occupied	502	7	503	23
Non-owner occupied	964	15	1,303	45
Total	1,466	22	1,806	68

Total impaired loans:
One-to-four family residential:
Owner occupied	883	9	910	38
Non-owner occupied	2,079	32	2,554	97
Multifamily	2,104	47	2,104	139
Commercial real estate	16,823	144	9,042	519
Construction/land	—	—	7,044	—
Total	$21,889	$232	$21,654	$793

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$834	$15	$956	$44
Non-owner occupied	1,633	24	1,920	74
Commercial real estate	2,134	38	2,231	114
Construction/land	11,596	202	5,798	570
Consumer	41	1	53	3
Total	16,238	280	10,958	805

Loans with an allowance:
One-to-four family residential:
Owner occupied	508	9	510	26
Non-owner occupied	1,661	24	2,203	69
Commercial real estate	—	—	60	—
Total	2,169	33	2,773	95

Total impaired loans:
One-to-four family residential:
Owner occupied	1,342	24	1,466	70
Non-owner occupied	3,294	48	4,123	143
Commercial real estate	2,134	38	2,291	114
Construction/land	11,596	202	5,798	570
Consumer	41	1	53	3
Total	$18,407	$313	$13,731	$900

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At September 30, 2020, the TDR portfolio totaled $4.1 million. At December 31, 2019, the TDR portfolio totaled $5.2 million. At both dates, all TDRs were performing according to their modified repayment terms.

At September 30, 2020, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and nine months ended September 30, 2020 and 2019.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) December 31, 2020. At September 30, 2020, total loans receivable included $132.3 million of loans that had been granted short term deferrals under the CARES Act and related regulatory guidance, of which $65.5 million were in their active loan payment deferral period. At September 30, 2020, no loans whose deferral period had expired were delinquent. Loan modifications in accordance with the CARES Act are still subject to an impairment evaluation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

There were no TDR modifications during the three and nine months ended September 30, 2020. The following table presents TDR modifications for the three and nine months ended September 30, 2019, and their recorded investment prior to and after the modification:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	1	$536	$536	7	$1,360	$1,360
Advancement of maturity date	—	—	—	3	694	694
Commercial
Advancement of maturity date	1	855	855	1	855	855
Total	$2	$1,391	$1,391	11	$2,909	$2,909

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2020, and September 30, 2019, no loans that had been modified in the previous 12 months defaulted.

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

For the three and nine months ended September 30, 2020, there were no OREO properties sold and no market value adjustments taken on the properties in OREO. For the three and nine months ended September 30, 2019, there were no OREO properties sold and $29,000 in market value adjustments on OREO properties. OREO at September 30, 2020, consisted of $454,000 in commercial real estate properties. At September 30, 2020, there was a $2.1 million multifamily loan and no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

•Derivatives: The fair value of derivatives is based on pricing models utilizing observable market data and discounted cash flow methodologies for which the determination of fair value may require significant management judgment or estimation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$13,535	$—	$13,535	$—
Freddie Mac	4,338	—	4,338	—
Ginnie Mae	19,497	—	19,497	—
Other	10,926	—	10,926	—
Municipal bonds	14,825	—	14,825	—
U.S. Government agencies	41,400	—	41,400	—
Corporate bonds	21,499	—	21,499	—
Total available-for-sale investments	126,020	—	126,020	—

Liabilities:
Derivative fair value liability	3,839	—	3,839	—

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,629	$—	$15,629	$—
Freddie Mac	4,292	—	4,292	—
Ginnie Mae	23,050	—	23,050	—
Other	11,448	—	11,448	—
Municipal bonds	10,911	—	10,911	—
U.S. Government agencies	45,750	—	45,750	—
Corporate bonds	25,521	—	25,521	—
Total available-for-sale investments	136,601	—	136,601	—
Derivative fair value asset	426	—	426	—
Total	$137,027	$—	$137,027	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2020, and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$21,703	$—	$—	$21,703
OREO	454	—	—	454
Total	$22,157	$—	$—	$22,157
_____________
(1) Total fair value of impaired loans is net of $12,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$19,939	$—	$—	$19,939
OREO	454	—	—	454
Total	$20,393	$—	$—	$20,393
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$21,703	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 8.0% (4.7%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$19,939	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2020
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,440	$7,440	$7,440	$—	$—
Interest-earning deposits with banks	18,674	18,674	18,674	—	—
Investments available-for-sale	126,020	126,020	—	126,020	—
Investments held-to-maturity	2,406	2,406	—	2,406	—
Loans receivable, net	1,133,984	1,136,078	—	—	1,136,078
FHLB stock	6,410	6,410	—	6,410	—
Accrued interest receivable	5,676	5,676	—	5,676	—

Financial Liabilities:
Deposits	641,036	641,036	641,036	—	—
Certificates of deposit, retail	418,646	428,871	—	428,871	—
Certificates of deposit, brokered	10,000	10,006	—	10,006	—
Advances from the FHLB	120,000	120,002	—	120,002	—
Accrued interest payable	197	197	—	197	—
Derivative fair value liability	3,839	3,839	—	3,839	—

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

Note 8 - Leases

    The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a ROU included in prepaid expenses and other assets and lease liabilities included in other liabilities. At September 30, 2020, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from six months to 5.4 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease that was in place at January 1, 2019, or for leases added after that date, at the time of lease inception.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2020, the Company was committed to paying $67,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s Consolidated Income Statements for the three and nine months ended September 30, 2020 was $226,000 and $669,000, respectively, and for the three and nine months ended September 30, 2019 was $170,000 and $514,000, respectively. Lease expense includes the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. At September 30, 2020, the ROU had a balance of $3.83 million and the lease liability had a balance of $3.94 million on the Company’s consolidated balance sheet and is amortizing over a weighted-average remaining term of 4.3 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.13% at September 30, 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2020 and the discounted lease liability at that date:

September 30, 2020
(in thousands)
Due through one year	$719
Due after one year through two years	686
Due after two years through three years	615
Due after three years through four years	487
Due after four years through five years	394
Due after five years	1,361
Total minimum lease payments	4,262
Less: present value discount	(320)
Lease liability	$3,942

    The Company has secured a lease for a new retail branch located in Gig Harbor, Washington that commenced in August 2020. The branch opened in October 2020. The initial lease term is 63 months and includes three extension options of five years each. The minimum rent due is $5,300 with a 3% annual increase. The Company also has commenced a lease for a new retail branch in Issaquah, Washington, which is expected to open early in 2021.

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At September 30, 2020, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on 1-month or 3-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on 3-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that reset at 1-month or 3-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the funding utilized in the interest rate swap as compared to the one-month or three-month LIBOR interest received from the counterparty. At September 30, 2020, the net fair value loss of the cash flow hedges of $3.8 million was reported with other liabilities. The tax effected amount of $3.0 million was included in Accumulated Other Comprehensive Loss. There were no amounts recorded in the Consolidated Income Statements for the quarters ended September 30, 2020 or 2019, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of these derivative instruments as of September 30, 2020 and December 31, 2019:

	Balance Sheet Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	(Other liabilities) Other assets	$(3,839)	$426

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended September 30, 2020	Amount Recognized in OCI for the three months ended September 30, 2019	Amount Recognized in OCI for the nine months ended September 30, 2020	Amount Recognized in OCI for the nine months ended September 30, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$271	$(187)	$(3,368)	$(1,145)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At September 30, 2020, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 8,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 305,000 stock options from the 2008 Plan were vested and available for exercise at September 30, 2020, subject to the 2008 Plan provisions. At September 30, 2020, there were 1,172,268 total shares available for grant under the 2016 Plan, including 286,134 shares available to be granted as restricted stock.

For the three months ended September 30, 2020 and 2019, total compensation expense for both the 2008 and 2016 Plans was $224,000 and $226,000, respectively, and the related income tax benefit was $47,000 and $48,000, respectively.

For the nine months ended September 30, 2020 and 2019, total compensation expense for both the 2008 and 2016 Plans was $367,000 and $457,000, respectively, and the related income tax benefit was $77,000 and $96,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2020, follows:

	For the Three Months Ended September 30, 2020
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2020	313,000	$10.34		$133,750	$3.69
Outstanding at September 30, 2020	313,000	10.34	3.23	87,850	3.69
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.23	87,850	3.69
Exercisable at September 30, 2020	305,000	10.27	3.18	87,850	3.66

	For the Nine Months Ended September 30, 2020
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	313,000	$10.34		$1,440,310	$3.69
Outstanding at September 30, 2020	313,000	10.34	3.23	87,850	3.69
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.23	87,850	3.69
Exercisable at September 30, 2020	305,000	10.27	3.18	87,850	3.66

As of September 30, 2020, there was $4,800 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining two months weighted-average vesting period. There were no stock options granted during the nine months ended September 30, 2020.

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

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2020, follows:

	For the Three Months Ended September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2020	16,228	$13.61
Granted	17,695	9.12
Vested	(17,695)	9.12
Forfeited	—	—
Nonvested at September 30, 2020	16,228	13.61
Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

	For the Nine Months Ended September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	16,698	$16.53
Granted	33,923	13.61
Vested	(34,393)	16.53
Forfeited	—	—
Nonvested at September 30, 2020	16,228	13.61
Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

As of September 30, 2020, there was $90,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining five months weighted-average vesting period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share data)
Net income	$2,082	$2,505	$5,910	$7,754
Less: Earnings allocated to participating securities	(3)	(4)	(9)	(12)
Earnings allocated to common shareholders	$2,079	$2,501	$5,901	$7,742

Basic weighted average common shares outstanding	9,661,498	9,901,586	9,788,397	9,989,970
Dilutive stock options	10,988	83,423	20,755	95,985
Dilutive restricted stock grants	3,081	6,002	2,450	5,676
Diluted weighted average common shares outstanding	9,675,567	9,991,011	9,811,602	10,091,631

Basic earnings per share	$0.22	$0.25	$0.60	$0.77
Diluted earnings per share	$0.21	$0.25	$0.60	$0.77

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended September 30, 2020 and 2019, there were 228,000 and 50,000 options to purchase shares of common stock, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended September 30, 2020 and 2019, there were 203,000 and 50,000 options to purchase shares of common stock, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Gain on sale of investments (1)	$18	$88	$86	$80
BOLI change in cash surrender value (1)	269	235	778	693
Wealth management revenue	145	245	493	702
Deposit related fees	76	61	222	218
Debit card and ATM fees	125	118	338	337
Loan related fees	376	99	846	265
Loan interest swap fees	—	191	19	297
Other	2	2	7	26
Total noninterest income	$1,011	$1,039	$2,789	$2,618
_______________
(1) Not within scope of Topic 606

    For the three and nine months ended September 30, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At September 30, 2020, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Subsequent Events

On November 3, 2020, the Company repurchased 124,179 shares of common stock at $10.15 per share, under the current stock repurchase plan that expires on December 30, 2020. This block purchase brought the total shares repurchased under this plan to 279,228 at an average price of $9.81 per share.

On October 21, 2020, the Company received notification that the lead bank on one of its participation loans, with a balance of $6.4 million at September 30, 2020, is likely to be downgraded by the lead bank. This interest-only loan was current on its payments at September 30, 2020. The impact to the Bank from this downgrade is anticipated to result in an additional $200,000 loan loss provision for the quarter and year ending December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services, including the potential effects of the COVID-19 pandemic, and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as six retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and one retail branch in Pierce County, Washington. In October 2020, the Bank opened a new branch in Gig Harbor, Washington, located in Pierce County. In addition, the Bank has received FDIC approval to open a new branch in Issaquah, Washington, located in King County, which is expected to open in early 2021.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 41 other states, including concentrations in California, Utah, Oregon and Georgia of $37.3 million, $16.2 million, $11.6 million and $8.5 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created an SBA department, with the goal of achieving SBA preferred lender status in 2021, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is generally liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in the near term, if not longer.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank is providing certain short-term loan modifications. In addition, the Bank is participating in the Paycheck Protection Program (“PPP”) as a lender. The deadline for PPP loan applications was August 8, 2020. As of September 30, 2020, the Bank had funded 462 applications totaling $52.0 million of loans in its market areas through the PPP. Some of the PPP loans were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. We are processing applications for PPP loan forgiveness and will continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate. The SBA has released a simplified forgiveness process for PPP loans of $50,000 or less. At September 30, 2020 the Bank held 253 PPP loans of $50,000 or less with a combined balance of $6.4 million.

    The CARES Act and related bank regulatory guidance provided that short-term modifications of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications (e.g. generally up to 6 months) such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) December 31, 2020. The primary method of relief granted by the Company is to allow the borrower to defer their loan payments for three to six months. Certain borrowers are allowed to pay interest only or have payment deferrals for periods longer than six months depending upon their specific circumstances. Deferred principal and interest amounts are added as a balloon payment due at the original maturity date or payoff of the loan.

As of September 30, 2020, the Bank had approved 144 requests for loan modifications totaling $132.3 million under the CARES Act of which 113 loans totaling $66.8 million had either returned to making regularly scheduled payments or were still in their first payment cycle since their modification expired. As of September 30, 2020, 31 loans totaling $65.5 million were under payment relief consisting of deferral of regularly scheduled principal and interest payments, including seven loans totaling $8.8 million that have entered into additional loan payment deferral periods.

The following table shows the current balance of loans in a COVID-19 pandemic relief modification period in accordance with the CARES Act:

	As of September 30, 2020
	Balance of loans with modification 1 - 3 months	Balance of loans with modification 4 - 6 months	Balance of loans with modification more than 6 months	Total balance of loans with modification granted	Total loans	Loans with modification as % of total loans in each category
	(Dollars in thousands)
One-to-four family residential	$283	$1,765	$—	2,048	$391,871	0.5%
Multifamily	—	2,349	—	2,349	142,619	1.6
Commercial real estate:				—
Office	—	—	—	—	81,566	—
Retail	—	4,678	3,989	8,667	121,338	7.1
Mobile home park	—	—	—	—	25,510	—
Hotel/motel	—	4,987	30,130	35,117	69,157	50.8
Nursing home	—	6,368	—	6,368	12,868	49.5
Warehouse	—	8,763	81	8,844	17,512	50.5
Storage	—	—	—	—	36,093	—
Other non-residential	—	—	—	—	25,724	—
Total Commercial real estate	—	24,796	34,200	58,996	389,768	15.1
Construction/land	—	—	—	—	99,598	—
Business				—
Aircraft	—	—	—	—	11,735	—
SBA	—	—	—	—	819	—
PPP	—	—	—	—	52,045	—
Other business	—	—	1,899	1,899	21,181	9.0
Total business	—	—	1,899	1,899	85,780	2.2
Consumer:				—
Classic/collectible auto	86	105	—	191	27,784	0.7
Other consumer	—	—	—	—	13,061	—
Total consumer	86	105	—	191	40,845	0.5
Total loans with COVID-19 pandemic modifications	$369	$29,015	$36,099	65,483	$1,150,481	5.7%

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets were $1.37 billion at September 30, 2020, an increase of 1.8%, from $1.34 billion at December 31, 2019. The following table details the $23.6 million net change in the composition of our assets at September 30, 2020 from December 31, 2019.

	Balance at September 30, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,440	$(2,654)	(26.3)%
Interest-earning deposits with banks	18,674	5,778	44.8
Investments available-for-sale, at fair value	126,020	(10,581)	(7.7)
Investment held-to-maturity	2,406	2,406	n/a
Loans receivable, net	1,133,984	25,522	2.3
FHLB stock, at cost	6,410	(599)	(8.5)
Accrued interest receivable	5,676	1,538	37.2
Deferred tax assets, net	1,879	378	25.2
OREO	454	—	—
Premises and equipment, net	22,409	(57)	(0.3)
BOLI	32,830	848	2.7
Prepaid expenses and other assets	1,704	(512)	(23.1)
ROU	3,834	1,625	73.6
Goodwill	889	—	—
Core deposit intangible	860	(108)	(11.2)
Total assets	$1,365,469	$23,584	1.8%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $5.8 million during the nine months ended September 30, 2020. Deposit growth of $36.1 million outpaced the growth in loans receivable providing excess funds invested in these deposits and funding for the payoff of certain borrowings.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $10.6 million during the nine months ended September 30, 2020. As part of a strategy to diversify the Bank’s holdings of subordinated debt obligations from financial institutions, during this period the Bank sold $5.0 million of subordinated debt obligations issued by two institutions, and purchased a total of $4.5 million of subordinated debt obligations issued by three different financial institutions. Following this restructure, the Bank’s maximum subordinated debt investment in a single financial institution was $2.0 million. In addition, the Bank sold one $3.0 million mortgage backed security and two corporate securities issued by large financial institutions totaling $3.5 million. These transactions resulted in a net gain on sale of $86,000. At September 30, 2020, corporate bonds issued by financial institutions represented $21.5 million, or 17.1% of our investments available-for-sale and municipal bonds represented $14.8 million, or 11.8% of our investments available-for-sale.

The effective duration of the investments available-for-sale at September 30, 2020, was 2.63% as compared to 2.54% at December 31, 2019. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable increased by $25.5 million during the nine months ended September 30, 2020, to $1.1 billion at September 30, 2020. The primary factor behind the increase was the origination of $52.0 million in SBA approved PPP loans. Loan originations of $196.4 million were supplemented with $17.5 million of loan purchases. During the nine months ended September 30, 2020, business loans, which included PPP loans, increased by $48.0 million, one-to-four family residential loans increased by $19.3 million and consumer loans increased by $10.6 million. Partially offsetting these increases, construction/land loans decreased by $14.1 million, multifamily loans decreased by $30.3 million and commercial real estate loans decreased by $5.4 million,

At September 30, 2020 and December 31, 2019, the Bank’s construction loans totaled 68.4% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 407.1% and 449.7% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at September 30, 2020 and December 31, 2019. Total construction/land loans are net of $68.9 million and $89.6 million of LIP at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
	(In thousands)
Multifamily residential:
Micro-unit apartments	$11,422	$13,809
Other multifamily	131,197	159,106
Total multifamily residential	142,619	172,915

Non-residential
Office	81,566	100,744
Retail	121,338	133,094
Mobile home park	25,510	26,099
Hotel / motel	69,157	42,971
Nursing home	12,868	11,831
Warehouse	17,512	17,595
Storage	36,093	37,190
Other non-residential	25,724	25,628
Total non-residential	389,768	395,152

Construction/land:
One-to-four family residential	45,231	44,491
Multifamily	47,547	40,954
Commercial	5,475	19,550
Land	1,345	8,670
Total construction/land	99,598	113,665
Total multifamily residential, non-residential and construction/land loans	$631,985	$681,732

Included in total construction/land loans at September 30, 2020, are $44.8 million of multifamily loans and $5.5 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2019, construction/land loans included $38.6 million of multifamily loans, $18.3 million of commercial real estate loans and $3.5 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan. In the above table, hotel/motel loans at September 30, 2020, includes $15.5 million for a loan that rolled over to permanent status during the current year. This loan was included as a commercial construction/land loan of $12.5 million at December 31, 2019.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the nine months ended September 30, 2020, the Bank purchased $16.0 million of consumer loans secured by classic/collectible automobiles to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2020, total loans secured by collateral located in California represented 3.2% of our total loans and total loans secured by collateral located outside the states of California and Washington represented 9.7% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$304,858	$82,490	$222,611	$87,432	$53,221	$12,434	$763,046
Pierce County	35,840	4,675	25,891	6,409	2,483	125	75,423
Snohomish County	28,898	3,278	12,893	3,508	16,693	1,614	66,884
Kitsap County	8,293	5	297	2,249	650	—	11,494
Other Washington Counties	10,763	23,507	49,450	—	820	188	84,728
California	2,637	12,472	15,313	—	937	5,929	37,288
Outside Washington and California (1)	582	16,192	63,313	—	10,976	20,555	111,618
Total loans	$391,871	$142,619	$389,768	$99,598	$85,780	$40,845	$1,150,481
_______________
(1) Includes loans in Utah, Oregon, Georgia and Florida of $16.2 million, $11.6 million, $8.5 million and $8.3 million, respectively, and loans in 36 other states.

Our five largest borrowing relationships, which represent 7.7% of our net loans, increased by $1.6 million to $88.5 million at September 30, 2020, from $86.9 million at December 31, 2019. The total number of loans represented by this group of borrowers remained steady with 16 loans at both September 30, 2020, and December 31, 2019. At September 30, 2020, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at September 30, 2020:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	5	$—	$8,319	$12,836	$21,155
Real estate investor	6	424	—	18,802	19,226
Real estate investor	2	—	—	18,454	18,454
Real estate investor	1	—	—	15,524	15,524
Real estate investor	2	—	—	14,137	14,137
Total	16	$424	$8,319	$79,753	$88,496
________
(1)     The composition of borrowers represented in the table may change between periods.
(2)    The one-to-four family residential loan is an owner occupied property. The commercial real estate loans are for non-owner occupied properties.

The ALLL increased to $14.6 million at September 30, 2020, from $13.2 million at December 31, 2019, and represented 1.27% and 1.18% of total loans receivable at September 30, 2020, and December 31, 2019, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL general allowance was primarily the result of the downgrade of $26.8 million of commercial real estate loans combined with increases in forecasted credit deterioration for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. The $52.0 million balance of PPP loans was omitted from the ALLL calculation at September 30, 2020 as these loans are fully guaranteed by the SBA. Management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. Impaired loans increased $1.7 million during the nine months ended September 30, 2020, however, the loans are generally well collateralized and did not require additional reserves to be set aside. The specific reserves decreased by $19,000 as a result of amortization of the additional allowance set aside on loans with modifications and loan payoffs. For additional information, see “Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019 - Provision for Loan Losses” and “Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2020, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part II, Item 1A.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. Certain loan modifications are accounted for as TDRs. These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank’s best interest. As discussed above, loans modified in accordance with the CARES Act and related bank regulatory guidance are not considered TDRs.

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	September 30, 2020	December 31, 2019	Nine Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,837	$3,979	$(1,142)
Commercial real estate	1,249	1,267	(18)
Total TDRs	$4,086	$5,246	$(1,160)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $1.2 million at September 30, 2020, compared to December 31, 2019, as a result of principal repayments and loan payoffs. In addition, at September 30, 2020, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at September 30, 2020, totaled $1.2 million and was secured by a commercial property located in King County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2020, and December 31, 2019, total past due loans were $2.1 million and $2.2 million, respectively, representing 0.19% of total loans receivable at both dates.

    Nonperforming assets increased by $2.0 million during the first nine months of 2020, primarily as a result of a $2.1 million multifamily loan that was moved to nonaccrual status during this period. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2020	December 31, 2019	Nine Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$—	$95	$(95)
Multifamily	2,104	—	2,104
Total nonaccrual loans	2,104	95	2,009

OREO	454	454	—
Total nonperforming assets (1)	$2,558	$549	$2,009

Nonperforming assets as a percent of total assets	0.19%	0.04%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at September 30, 2020.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our only nonaccrual loan at September 30, 2020 was a $2.1 million multifamily loan secured by a non-owner occupied multifamily residence located in King County. Foreclosure proceedings are underway on this loan as it was more than 90 days past due at September 30, 2020.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.19% at September 30, 2020, and 0.04% at December 31, 2019, as well as the minimal amount of OREO held at September 30, 2020.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At both September 30, 2020, and December 31, 2019, OREO was $454,000, and consisted of two undeveloped commercial lots located in Pierce County.

    Intangible assets. The balance of goodwill was $889,000 at both September 30, 2020 and December 31, 2019. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $860,000 at September 30, 2020 and $968,000 at December 31, 2019. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

    As a result of the economic disruption caused by the COVID-19 pandemic, the Company performed an interim impairment analysis on goodwill and the CDI during the third quarter of 2020. Management has determined that at September 30, 2020, it was premature to determine potential sustained deterioration in the fair value of the Company and did not recognize any impairment on goodwill or the CDI. Additional analysis will be performed as required as more information on the economic impact of the COVID-19 pandemic becomes known.

Deposits. During the first nine months of 2020, deposits increased $36.1 million to $1.07 billion at September 30, 2020, compared to $1.03 billion at December 31, 2019. Deposit accounts consisted of the following:

	September 30, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$82,376	$29,527	55.9%
Interest-bearing demand	110,856	44,959	68.2
Statement savings	19,292	1,845	10.6
Money market	428,512	50,746	13.4
Certificates of deposit, retail	418,646	(6,457)	(1.5)
Certificates of deposit, brokered	10,000	(84,472)	(89.4)
	$1,069,682	$36,148	3.5

    Our retail deposits increased by $120.6 million during the nine months ended September 30, 2020. Money market accounts increased by $50.7 million as the Bank competitively priced these products to increase these funding sources. In addition, noninterest-bearing demand and interest-bearing demand accounts increased by $29.5 million and $45.0 million, respectively, due in part to deposits related to PPP loans funded during the second quarter of 2020. Partially offsetting these increases, retail certificates of deposit decreased $6.5 million as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed runoff of these funds.

    The Bank’s portfolio of brokered certificates of deposits decreased by $84.5 million to $10.0 million at September 30, 2020, from $94.5 million at December 31, 2019. Continued growth in retail deposits with our expanded branch network allowed the Bank to reduce brokered deposits as a source of funds. To assist in management of our interest rate risk, $84.9 million of maturing brokered certificates of deposit were partially replaced with FHLB borrowings hedged by interest rate swap agreements. In addition, $14.5 million of callable brokered certificates of deposit, with a weighted average interest rate of 2.06%, were redeemed early. Subsequently, the Bank exercised its call option on the remaining $10.0 million of brokered certificates of deposit on October 15, 2020.

At September 30, 2020 and December 31, 2019, we held $55.7 million and $34.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million at September 30, 2020, a $17.7 million decrease from $137.7 million at December 31, 2019. At September 30, 2020, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At September 30, 2020, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

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

The following table presents details of the Bank’s interest rate swap agreements as of September 30, 2020. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2020, we recognized a $3.8 million net fair value liability as a result of the decrease in the market value of these interest rate swap agreements.

    Stockholders’ Equity. Total stockholders’ equity decreased $1.5 million during the first nine months of 2020 to $154.8 million at September 30, 2020, from $156.3 million at December 31, 2019. During the nine months ended September 30, 2020, net income of $5.9 million increased retained earnings. This increase was more than offset by several factors, including a $1.8 million, net of tax, decrease in other comprehensive income as a result of the decline in the fair market value of our available-for-sale securities and cash flow hedges. In addition, stockholders’ equity decreased by $3.9 million from the repurchase of 369,894 shares of common stock and $2.9 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on July 30, 2020 and expires on December 30, 2020. The plan authorizes the repurchase of up to 509,000 shares of the Company’s stock. At September 30, 2020, the Company had repurchased 155,049 shares under this repurchase plan at an average price of $9.54 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Dividend declared per common share	$0.10	$0.09	$0.30	$0.26
Dividend payout ratio (1)	45.5%	36.0%	50.0%	33.6%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income for the three months ended September 30, 2020, was $2.1 million, or $0.21 per diluted share compared to $2.5 million, or $0.25 per diluted share for the three months ended September 30, 2019. The $423,000 decrease in net income during the three months ended September 30, 2020, was primarily a result of the change in the provision for loan losses to a $700,000 provision for the three months ended September 30, 2020 as compared to a $100,000 provision for the three months ended September 30, 2019.

Net Interest Income. Net interest income for the three months ended September 30, 2020, increased $436,000 to $10.1 million from $9.7 million for the three months ended September 30, 2019, as a result of a decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $1.5 million for the three months ended September 30, 2020, as compared to the same period in 2019, primarily as a result of the significant 150 basis point decrease in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic and the ongoing low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields of the PPP loan portfolio. Loan interest income decreased $1.1 million for the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to a decrease in yield to 4.49% for the three months ended September 30, 2020 from 5.14% for the three months ended September 30, 2019. Partially offsetting the decrease in yield, the average balance of loans receivable increased $64.5 million for the three months ended September 30, 2020 as compared to the same period in 2019. However, a large portion of this increase was the result of $52.0 million PPP loans originated during the six months ended September 30, 2020. As certain criteria are met, prepayments of these loans or amounts forgiven by the SBA may increase the loan yield in periods of payoff with recognition of unamortized fees and costs. The impact to our loan yields is expected to cease completely after the payoff or maturity of these loans.

Interest income from investments available-for-sale decreased $315,000, primarily due to a decrease in yield to 2.32% for the three months ended September 30, 2020 from 3.02% for the three months ended September 30, 2019. In addition, the average balance of these investments decreased $11.1 million for the three months ended September 30, 2020, as compared to the same period in 2019.

Interest income from interest-earning deposits decreased $150,000 for the three months ended September 30, 2020, as a result of a decrease in yield to 0.10% from 2.24% for the three months ended September 30, 2019, outweighing a $4.7 million increase in the average balance of these funds.

The decrease in interest income was more than offset by a $2.0 million decrease in interest expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Interest expense on interest-bearing deposits decreased 73 basis points for the comparative periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to repay almost all of our higher cost brokered deposits. Interest expense for brokered certificates of deposit decreased by $1.0 million, primarily as a result of a $162.5 million decrease in the average balance of these deposits for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Our cost of funds was also impacted favorably by a 98 basis point decrease in the cost of money market accounts, partially offset by a $103.7 million increase in the average balance of these deposits. If market interest rates stay at or near current levels, management expects continued reduction in its cost of deposits as decreases in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. Approximately $260.4 million of certificates of deposit are scheduled to mature in the twelve months following September 30, 2020, at a weighted average interest rate of 1.88%.

Further contributing to the decrease in interest expense, our cost of borrowings decreased by $129,000 for the three months ended September 30, 2020, as compared to the same period in 2019. Through a combination of lower interest rates on FHLB Fed Funds short-term borrowings, as well as FHLB advances tied to interest rate swap agreements, the Bank’s cost of borrowings decreased to 1.28% for the three months ended September 30, 2020, from 2.02% for the three months ended September 30, 2019.

The Company’s net interest margin was unchanged at 3.07% for the three months ended September 30, 2020, and September 30, 2019. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2020 Compared to September 30, 2019 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,885)	$835	$(1,050)
Investments available-for-sale	(230)	(85)	(315)
Investments held-to-maturity	6	—	6
Interest-earning deposits with banks	(177)	27	(150)
FHLB stock	(31)	16	(15)
Total net change in income on interest-earning assets	(2,317)	793	(1,524)

Interest-bearing liabilities:
Interest-bearing demand	15	30	45
Statement savings	(3)	(1)	(4)
Money market	(1,050)	424	(626)
Certificates of deposit, retail	(283)	85	(198)
Certificates of deposit, brokered	(8)	(1,040)	(1,048)
Borrowings	(235)	106	(129)
Total net change in expense on interest-bearing liabilities	(1,564)	(396)	(1,960)
Total net change in net interest income	$(753)	$1,189	$436

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2020 and 2019. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,137,742	$12,847	4.49%	$1,073,283	$13,897	5.14%
Investments available-for-sale	128,885	751	2.32	140,031	1,066	3.02
Investments held-to-maturity	2,399	6	0.99	—	—	—
Interest-earning deposits with banks	32,701	8	0.10	27,992	158	2.24
FHLB stock	6,592	82	4.95	5,649	97	6.81
Total interest-earning assets	1,308,319	13,694	4.16	1,246,955	15,218	4.84
Noninterest earning assets	75,417			72,822
Total average assets	$1,383,736			$1,319,777

Liabilities and Stockholders' Equity
Interest-bearing demand	$104,911	$76	0.29%	$53,100	$31	0.23%
Statement savings	19,312	3	0.06	21,979	7	0.13
Money market	425,172	688	0.64	321,502	1,314	1.62
Certificates of deposit, retail	436,822	2,343	2.13	422,755	2,541	2.38
Certificates of deposit, brokered	16,301	96	2.34	178,787	1,144	2.54
Total interest-bearing deposits	1,002,518	3,206	1.27	998,123	5,037	2.00
Borrowings	124,543	400	1.28	103,707	529	2.02
Total interest-bearing liabilities	1,127,061	3,606	1.27	1,101,830	5,566	2.00
Noninterest bearing liabilities	101,687			62,890
Average equity	154,988			155,057
Total average liabilities and equity	$1,383,736			$1,319,777
Net interest income		$10,088			$9,652
Net interest margin			3.07%			3.07%

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

During the three months ended September 30, 2020, management evaluated the adequacy of the ALLL and concluded that a $700,000 provision for loan losses was appropriate. This provision was primarily attributed to reductions in loan grades during the quarter, including $26.8 million in commercial real estate loans that were downgraded due in large part to the ongoing COVID-19 pandemic. In the quarter ended September 30, 2020, any relationship that requested a COVID-19 related second loan payment deferral received additional scrutiny which resulted in some of these loans being downgraded. In comparison, during the three months ended September 30, 2019, a $100,000 provision for loan losses was recognized primarily due to growth in loans receivable. For additional information, see Note 5 - Loans Receivable--ALLL.

    The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Total loans receivable, end of period	$1,150,481	$1,097,301
Average loans receivable during period	1,137,742	1,073,283
ALLL balance at beginning of period	13,836	13,057
Provision for loan losses	700	100
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	2	3
Commercial real estate	30	—
Consumer	—	1
Total recoveries	32	4
Net recovery	32	4
ALLL balance at end of period	$14,568	$13,161
ALLL as a percent of total loans	1.27%	1.20%
Ratio of net recoveries to average net loans receivable. annualized	0.01	—

    Noninterest Income. Noninterest income remained relatively stable, decreasing $28,000 to $1.0 million for the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2020	Change from Three Months Ended September 30, 2019	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$18	$(70)	(79.5)%
BOLI change in cash surrender value	269	34	14.5
Wealth management revenue	145	(100)	(40.8)
Deposit related fees	201	22	12.3
Loan related fees	376	86	29.7
Other	2	—	—
Total noninterest income	$1,011	$(28)	(2.7)

    During the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, wealth management revenue decreased by $100,000, primarily as a result of regular fluctuations in the timing and mix of commissions received on serviced accounts. In addition, net gain on sales of investments declined by $70,000 for the three months ended September 30, 2020. Partially offsetting these declines, loan related fees increased by $86,000, primarily as a result of a $273,000 increase in loan prepayment fees collected on certain loans paid prior to maturity, partially offset by a reduction of $191,000 in loan interest-rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized at the time the swap agreement is commenced.

    Noninterest Expense. Noninterest expense increased $412,000 to $7.9 million for the three months ended September 30, 2020, from $7.5 million for the comparable period in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2020	Change from Three Months Ended September 30, 2019	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,880	$67	1.4%
Occupancy and equipment	987	63	6.8
Professional fees	371	(69)	(15.7)
Data processing	731	253	52.9
OREO related expenses, net	1	—	—
Regulatory assessments	134	121	930.8
Insurance and bond premiums	116	21	22.1
Marketing	41	(77)	(65.3)
Other general and administrative	606	33	5.8
Total noninterest expense	$7,867	$412	5.5

Continued branch expansion and a new online banking platform resulted in an increase of $253,000 in data processing expenses for the three months ended September 30, 2020, as compared to the same period in 2019. Regulatory assessments increased $121,000 to $134,000 as a portion of the Bank’s small bank assessment credit offset the assessment in the quarter ended September 30, 2019, with no such credit available in the quarter ended September 30, 2020. Partially offsetting these increases, marketing expense decreased by $77,000 for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to cancellations of sponsored events due to COVID-19 restrictions. In addition, professional fees declined by $69,000 in the quarter ended September 30, 2020, with fewer projects in process requiring professional fees as compared to the prior period.

Federal Income Tax Expense. The federal income tax provision decreased by $181,000 to $450,000 for the three months ended September 30, 2020, as compared to $631,000 for the same period in 2019, primarily due to a $604,000 decrease in income before federal income taxes. The effective tax rate for the three months ended September 30, 2020, and 2019, was 17.8% and 20.1%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. Net income for the nine months ended September 30, 2020 was $5.9 million, or $0.60 per diluted share as compared to net income of $7.8 million, or $0.77 per diluted share for the nine months ended September 30, 2019. The decrease during the nine months ended September 30, 2020, as compared to the same period last year was primarily the result of the change in loan loss provision to a $1.3 million provision as compared to a $300,000 recapture of provision and a $1.6 million increase in noninterest expense.

Net Interest Income. Net interest income for the nine months ended September 30, 2020 was $29.8 million, as compared to $29.2 million for the same period in 2019, with decreases in interest income and interest expense of $2.4 million and $3.0 million, respectively.

Interest income decreased by $2.4 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily as a result of the significant 150 basis point decrease in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, and the ongoing historically low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields of the PPP loan portfolio. Loan interest income decreased $1.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to a decrease in yield to 4.72% for the nine months ended September 30, 2020 from 5.18% for the nine months ended September 30, 2019. Partially offsetting the decrease in yield, the average balance of loans receivable increased $66.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019. However, a large portion of this increase was the result of $52.0 million PPP loans originated during the nine months ended September 30, 2020. Prepayments of these loans or amounts forgiven by the SBA may increase the loan yield in periods of payoff with recognition of unamortized fees and costs. The impact to our loan yields is expected to cease completely after the payoff or maturity of these loans.

Further contributing to the decrease in interest income, investments available-for-sale interest income decreased $868,000, primarily as a result of a decrease in yield to 2.49% for the nine months ended September 30, 2020 from 3.19% for the nine months ended September 30, 2019. In addition, the average balance of these investments decreased $7.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019.

Interest income from interest-earning deposits decreased $201,000 for the nine months ended September 30, 2020, as a result of a decrease in yield to 0.24% from 2.30% for the nine months ended September 30, 2019, which more than offset the impact from a $10.4 million increase in the average balance of these funds.

The decrease in interest income was more than offset by a $2.0 million decrease in interest expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The cost of interest-bearing deposits decreased 37 basis points between the periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to repay substantially all of our higher cost brokered deposits. Interest expense on these brokered funds decreased by $1.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily as a result of a $96.7 million decrease in their average balance.

Further contributing to the decrease in interest expense, borrowing interest expense decreased by $1.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019. As a result of the declining interest rate environment, our cost of borrowings decreased 93 basis points to 1.28% for the nine months ended September 30, 2020, from 2.21% for the nine months ended September 30, 2019. Growth in lower cost demand deposits allowed us to decrease our use of FHLB advances, thereby reducing our average balance of borrowings by $9.8 million for the nine months ended September 30, 2020, as compared to the same period in 2019.

The Company’s net interest margin decreased to 3.10% for the nine months ended September 30, 2020, from 3.22% for the nine months ended September 30, 2019, primarily due to decreases in our yield on interest earning assets outpacing the decrease in cost of interest-bearing liabilities. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2020 Compared to September 30, 2019 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(3,855)	$2,575	$(1,280)
Investments available-for-sale	(697)	(171)	(868)
Investments held-to-maturity	17	—	17
Interest-earning deposits with banks	(380)	179	(201)
FHLB stock	(37)	(13)	(50)
Total net change in income on interest-earning assets	(4,952)	2,570	(2,382)

Interest-bearing liabilities:
Interest-bearing demand	90	55	145
Statement savings	(6)	(5)	(11)
Money market	(1,559)	1,016	(543)
Certificates of deposit, retail	(164)	482	318
Certificates of deposit, brokered	(79)	(1,781)	(1,860)
Borrowings	(878)	(163)	(1,041)
Total net change in expense on interest-bearing liabilities	(2,596)	(396)	(2,992)
Total net change in net interest income	$(2,356)	$2,966	$610

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2020 and 2019. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,118,987	$39,504	4.72%	$1,052,541	$40,784	5.18%
Investments available-for-sale	132,553	2,466	2.49	139,698	3,334	3.19
Investments held-to-maturity	2,279	17	1.00	—	—	—
Interest-earning deposits with banks	24,777	45	0.24	14,329	246	2.30
FHLB stock	6,648	240	4.82	6,950	290	5.58
Total interest-earning assets	1,285,244	42,272	4.39	1,213,518	44,654	4.92
Noninterest earning assets	74,863			72,753
Total average assets	$1,360,107			$1,286,271

Liabilities and Stockholders' Equity
Interest-bearing demand	$86,456	$217	0.34%	$48,976	$72	0.20%
Statement savings	18,160	12	0.09	23,153	23	0.13
Money market	406,705	3,015	0.99	316,348	3,558	1.50
Certificates of deposit, retail	435,906	7,333	2.25	407,893	7,015	2.30
Certificates of deposit, brokered	40,219	661	2.20	136,954	2,521	2.46
Total interest-bearing deposits	987,446	11,238	1.52	933,324	13,189	1.89
Borrowings	126,793	1,214	1.28	136,641	2,255	2.21
Total interest-bearing liabilities	1,114,239	12,452	1.49	1,069,965	15,444	1.93
Noninterest bearing liabilities	90,340			62,906
Average equity	155,528			153,400
Total average liabilities and equity	$1,360,107			$1,286,271
Net interest income		$29,820			$29,210
Net interest margin			3.10%			3.22%

Provision for Loan Losses. During the nine months ended September 30, 2020, management evaluated the adequacy of the ALLL and concluded that a provision for loan losses in the amount of $1.3 million was appropriate for the period. The additional provision was due primarily to COVID-19 related adjustments to economic factors considered in evaluating the ALLL against the probable losses inherent in the loan portfolio, along with reduction in loan grades on a portion of our commercial real estate portfolio, including $26.8 million in loans that were downgraded due in large part to the ongoing COVID-19 pandemic. In addition, any relationship that requested a COVID-19 related second loan payment deferral received additional scrutiny which resulted in some of these loans being downgraded. Higher adjustments were also made for our commercial real estate and construction/land portfolios to reflect the impact from the COVID-19 pandemic. In comparison, for the nine months ended September 30, 2019, a recapture of provision for loan losses of $300,000 was primarily the result of a construction loan with a balance of $11.6 million that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time, and therefore, the allowance previously allocated in the ALLL to this loan was recaptured.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Total loans receivable, end of period	$1,150,481	$1,097,301
Average loans receivable during period	1,118,987	1,052,541
ALLL balance at beginning of period	13,218	13,347
Provision (recapture of provision) for loan losses	1,300	(300)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	20	31
Multifamily	—	45
Commercial real estate	30	—
Construction/land development	—	—
Business
Consumer	—	38
Total recoveries	50	114
Net recovery	50	114
ALLL balance at end of period	$14,568	$13,161
ALLL as a percent of total loans	1.27%	1.20%
Ratio of net recoveries to average net loans receivable, annualized	0.01	0.01

    Noninterest Income. Noninterest income increased by $171,000 to $2.8 million for the nine months ended September 30, 2019, as compared to $2.6 million for the same period in 2019. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2020	Change from Nine Months Ended September 30, 2019	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$86	$6	7.5%
BOLI change in cash surrender value	778	85	12.3
Wealth management revenue	493	(209)	(29.8)
Deposit related fees	560	5	0.9
Loan related fees	865	303	53.9
Other	7	(19)	(73.1)
Total noninterest income	$2,789	$171	6.5%

Noninterest income from loan related fees increased by $303,000 for the nine months ended September 30, 2020, as compared to the same period in 2019, as a result of a $581,000 increase in loan prepayment fees on certain commercial loans. This was partially offset by an $278,000 decrease in interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. Wealth management revenue decreased $209,000 for these comparative periods. Although the assets managed by the Bank’s wealth management team have grown, differences in the timing and nature of commissions received on serviced accounts creates fluctuations in revenue and the nine months ended September 30, 2020 has resulted in fewer face-to-face opportunities to meet with customers in this pandemic environment, reducing opportunities for additional income in this area.

Noninterest Expense. Noninterest expense increased 7.3% to $24.1 million to for the nine months ended September 30, 2020, as compared to $22.4 million for the same period in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2020	Change from Nine Months Ended September 30, 2019	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$14,893	$346	2.4%
Occupancy and equipment	3,090	402	15.0
Professional fees	1,257	(5)	(0.4)
Data processing	2,112	719	51.6
OREO-related expenses, net	7	(26)	(78.8)
Regulatory assessments	405	119	41.6
Insurance and bond premiums	339	51	17.7
Marketing	133	(147)	(52.5)
Other general and administrative	1,843	173	10.4
Total noninterest expense	$24,079	$1,632	7.3

The primary contributor to the increase in noninterest expense was our continued branch expansion and the implementation of a new online banking platform in the nine months ended September 30, 2020. Salaries and employee benefits expense increased by $346,000 for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to increased staffing in support of the new branches. In addition, occupancy and equipment expenses increased by $402,000 with our growth to thirteen branch locations at September 30, 2020, and staffing for our fourteenth branch office that opened on October 5, 2020. Further, data processing expense increased by $719,000 as a combined result of increased loan and deposit transaction volume, and the implementation of a new online banking platform, as discussed above.

    Partially offsetting these increases, marketing expense decreased $147,000 for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due primarily to cancellations of sponsored events due to COVID-19 restrictions in 2020.

    Federal Income Tax Expense. Income before federal income taxes decreased by $2.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019, resulting in a reduction in federal income tax expense of $607,000. In addition, the effective tax rate was reduced to 18.3% for the nine months ended September 30, 2020 as a result of the impact to certain stock compensation from a reduction in the Company’s stock price. In comparison, the effective tax rate for the nine months ended September 30, 2019, was 19.9%.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2020, retail certificates of deposit of $260.4 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

The COVID-19 pandemic may impact cash flow due to payment deferrals granted to borrowers who have been negatively impacted by the pandemic. To support the origination of PPP loans, the Board of Governors of the Federal Reserve System authorized the Paycheck Protection Program Lending Facility (“PPPLF”) to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. While we currently do not intend to use the PPPLF, as we held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to organic deposit growth, we do have this and additional borrowings available to us from the FRB.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $10.6 million to $126.0 million at September 30, 2020, from $136.6 million at December 31, 2019, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $5.8 million to $18.7 million at September 30, 2020, from $12.9 million at December 31, 2019, as a result of increased retail deposits. At September 30, 2020, the Bank maintained credit facilities with the FHLB totaling $638.2 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $521.3 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $93.5 million from the FRB from loan programs other than the PPPLF, and $75.0 million from lines of credit with other financial institutions, with no balance outstanding from these sources at September 30, 2020. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

    To assist in our funds acquisition and interest rate risk management efforts, management utilizes from time to time the national brokered deposit market and maintained a balance at September 30, 2020, of $10.0 million of brokered certificates of deposit, which were redeemed subsequent to September 30, 2020. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This callable option available on certain brokered certificates of deposit to redeem the deposit after six months is a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. During the nine months ended September 30, 2020, the Bank redeemed $14.5 million of callable brokered certificates of deposit with a weighted average remaining maturity of 1.4 years. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

    First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At September 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $14.6 million and short-term liabilities of $251,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2020 and December 31, 2019, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2020:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$—	$—	$—	$—	$—
Unused portion of lines of credit	35,018	3,878	7,097	5,161	18,882
Undisbursed portion of construction loans	68,896	36,253	32,643	—	—
Total commitments	$103,914	$40,131	$39,740	$5,161	$18,882

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

    As of September 30, 2020, the Bank had thirteen operating leases with remaining terms of six months to 5.4 years which carry minimum lease payments of $67,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no claims and legal actions that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2020, stockholders’ equity totaled $154.8 million, or 11.3% of total assets. Our book value per share of common stock was $15.62 at September 30, 2020, compared to $15.25 at December 31, 2019. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At September 30, 2020
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$138,493	10.03%	$55,255	4.00%	$69,069	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	138,493	14.01	44,491	4.50	64,265	6.50
Tier I risk-based capital (to risk-weighted assets)	138,493	14.01	59,322	6.00	79,095	8.00
Total risk-based capital (to risk-weighted assets)	150,883	15.26	79,095	8.00	98,869	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2020, the Bank’s capital conservation buffer was 7.26%.

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

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2020, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 51.3% of our total loans were adjustable-rate loans at September 30, 2020. At that date, $394.8 million, or 66.9% of these loans were at their floor, with a weighted-average interest rate of 4.65%. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At September 30, 2020, the Bank’s net loans receivable included $126.9 million of prime based loans, of which $115.9 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

September 30, 2020
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$5,414
26 - 50 bps	2,326
51 - 75 bps	11,233
76 - 100 bps	31,814
101 - 150 bps	29,723
151 - 200 bps	18,151
> 200 bps	17,268
115,929

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

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2020
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$43,410	2.57%
+200	42,801	1.13
+100	42,367	0.11
Base	42,321	—
(100)	43,333	2.39

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$150,776	$(14,685)	(8.88)%	11.72%	(1.07)%	$1,286,588
+200	156,156	(9,305)	(5.62)	11.88	(0.68)	1,314,742
+100	162,125	(3,336)	(2.02)	12.05	(0.24)	1,344,994
Base	165,461	—	—	12.04	—	1,374,274
(100)	153,994	(11,467)	(6.93)	11.17	(0.83)	1,378,564
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

At September 30, 2020, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders for a portion of the nine months ended September 30, 2020. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

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

    There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

As of September 30, 2020, we hold and service a portfolio of 462 PPP loans totaling $52.0 million. The PPP loans are subject to the provisions of The Coronavirus Aid, Relief, and Economic Security Act of 2020 or CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2020	—	$—	—	509,000
August 1 - August 31, 2020	92,300	9.32	92,300	416,700
September 1 - September 30, 2020	62,749	9.85	62,749	353,951
	155,049	9.54	155,049	353,951

    On June 17, 2020, the Board of Directors authorized the repurchase of up to 509,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The plan allowed for the repurchase from July 30, 2020 through December 30, 2020, on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At September 30, 2020, the Company had repurchased 155,049 shares authorized for repurchase at an average price of $9.54 per share.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Offer letter for Randy T. Riffle (12)
10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (14)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (15)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: November 9, 2020	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2020	By:	/s/ Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)