Form 10-K
period 2020-12-31
First Financial Northwest, Inc.
filed 2021-03-12
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Large accelerated filer		Accelerated filer	Non-accelerated filer	X
Smaller reporting company	X	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No    ☑

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2020, was $85,122,386 (8,784,560 shares at $9.69 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 8, 2021, the Registrant had 9,655,614 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2020 ANNUAL REPORT ON FORM 10-K
i

Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves;
•changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
• uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•our ability to pay dividends on our common stock;
•our ability to attract and retain deposits; increases in premiums for deposit insurance;
•our ability to control operating costs and expenses;
•the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•difficulties in reducing risk associated with the loans on our balance sheet;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
•our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments;
•our ability to implement a branch expansion strategy;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•our ability to manage loan delinquency rates;
•costs and effects of litigation, including settlements and judgments;
•increased competitive pressures among financial services companies;
•changes in consumer spending, borrowing and savings habits;
•legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III;

•the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA, 2021”);
•the economic impact of war or any terrorist activities; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services, including as a result of the CARES Act, the CAA, 2021 and recent COVID-19 vaccination efforts, and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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
v

PART I
Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2020, the Company had total assets of $1.4 billion, net loans of $1.1 billion, deposits of $1.1 billion and stockholders’ equity of $156.3 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

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

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional smaller branches in King County located in Bellevue, Woodinville, Bothell, Kent and Kirkland. In Snohomish County, Washington, the Bank has five additional smaller branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In addition, the Bank opened two Pierce County, Washington branches, with University Place in March 2020 and Gig Harbor in October 2020. The Bank’s fifteenth branch opened in Issaquah, in King County, Washington, in March 2021. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

The principal executive office of First Financial Northwest is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

    We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish, Pierce and, to a lesser extent, Kitsap counties. During 2020, the region experienced stronger appreciation in residential real estate prices compared to the increases experienced in 2019. Price appreciation was strongest in areas outside the Seattle core and in less expensive areas. Price appreciation in more expensive areas of King County such as Seattle and Bellevue have also strengthened over 2020 due to low interest rates and population growth. Home prices in King, Pierce, Snohomish and Kitsap counties have continued to experience price appreciation higher than the national average. Lower mortgage rates helped stimulate demand in the fourth quarter of 2020 with sales up over last year and a decline in housing inventory at the end of the year. The number of homes listed for sale in King, Pierce, Snohomish and Kitsap counties has continued to drop and are down from the end of 2019. The declines range from 14% in King County to a decline of 63% in Snohomish County, and all counties have less than one month of inventory available.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.25 million residents and a median household income of approximately $95,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 6.8% at December 31, 2020, compared to 2.1% at December 31, 2019, and the national average of 6.7% at December 31, 2020. The median sales price of a residential home in King County for December 2020 was $676,000, an increase of 9.9% from December 2019, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 4.9% in 2020 compared to 2019 and inventory levels as of December 31, 2020 were at 0.6 months according to the MLS.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 905,000 residents and a median household income of approximately $72,100, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 7.6% in December 2020, compared to 4.8% at year-end 2019. The median sales price of a residential home in Pierce County was $430,000 for December 2020, a 16.5% increase compared to December 2019, according to the MLS. Residential sales volumes decreased by 0.4% in 2020 compared to 2019 and inventory levels as of December 31, 2020 were at 0.3 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 822,000 residents and a median household income of approximately $86,700, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 7.8% in December 2020 compared to 2.4% in December 2019. The median sales price of a residential home in Snohomish County was $535,000 for December 2020, an 8.1% increase compared to December 2019, according to the MLS. Residential sales volumes rose by 4.3% in 2020 compared to 2019 and inventory levels as of December 31, 2020 were at 0.3 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 271,000 residents and a median household income of approximately $75,400, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 6.3% in December 2020, compared to 4.1% for December 2019. The median sales price of a residential home was $426,000 for December 2020 an increase of 10.6% over December 2019, according to the MLS. Residential sales volumes increased by 0.6% in 2020 compared to 2019 and inventory levels as of December 31, 2020 were at 0.5 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2020, our net loan portfolio totaled $1.1 billion and represented 79.3% of our total assets.

During the year ended December 31, 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The deadline for PPP loan applications to the SBA was initially August 8, 2020. Under this program we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, we were approved for SBA forgiveness on 146 PPP loans totaling $11.2 million resulting in 372 PPP loans with an aggregate balance of $41.3 million outstanding. The CAA, 2021 enacted in December 2020 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program for eligible small businesses and nonprofits. As a result, the Bank began originating PPP loans again in January 2021.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, or $22.9 million at December 31, 2020. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital plus the balance of the allowance for loan and lease losses (“ALLL”), or $31.2 million, at December 31, 2020. At this date, our single largest lending relationship, totaled $26.8 million.

During 2020, the concentration of loans to our five largest lending relationships increased. At December 31, 2020, loans to our five largest lending relationships totaled $96.3 million compared to $86.9 million at December 31, 2019, an increase of $9.4 million, or 10.8%. In addition to the increase in the total of these relationships during 2020, their percentage of total loans, net of loans in process (“LIP”) also increased to 8.6% at December 31, 2020, from 7.7% at 2019. However, the total number of loans comprising these relationships decreased slightly to 13 at December 31, 2020 from 16 at December 31, 2019. The following table details the types of loans to our five largest lending relationships at December 31, 2020.

Borrower (1)	Number of Loans	One-to-Four Family Residential(2)	Multifamily	Commercial Real Estate(2)	Business	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	2	$—	$12,250	$14,500	$—	$26,750
Real estate investor	7	420	—	20,191	—	20,611
Real estate investor	2	—	—	18,366	—	18,366
Real estate investor	1	—	—	15,426	—	15,426
Real estate investor	1	—	—	—	15,110	15,110
Total	13	$420	$12,250	$68,483	$15,110	$96,263
________
(1) The composition of borrowers represented in the table may change between periods.
(2) The single one-to-four family residential loan is owner occupied. The commercial real estate loans are for non-owner occupied, income producing properties.

    The composition of loans to our five largest borrowers has changed at December 31, 2020, as compared to December 31, 2019, with an increase in multifamily loans of $3.8 million and an increase in business loans of $15.1 million. Partially offsetting this increase, one-to-four family loans decreased by $12,000 and commercial real estate loans decreased by $9.5 million. At December 31, 2020, all of the borrowers listed in the table above were in compliance with the original repayment terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$206,323	18.5%	$210,898	18.8%	$194,141	18.7%	$148,304	14.8%	$137,834	16.6%
Permanent non-owner occupied	175,637	15.7	161,630	14.4	147,825	14.3	130,351	13.0	111,601	13.5
	381,960	34.2	372,528	33.2	341,966	33.0	278,655	27.8	249,435	30.1

Multifamily real estate	136,694	12.2	172,915	15.4	169,355	16.3	184,902	18.5	123,250	14.9

Commercial real estate	385,265	34.5	395,152	35.2	373,798	36.0	361,299	36.0	303,694	36.7

Construction/land: (1)
One-to-four family residential	33,396	3.0	44,491	4.0	51,747	5.0	40,522	4.0	34,909	4.2
Multifamily	51,215	4.6	40,954	3.6	40,502	3.9	66,210	6.6	72,030	8.7
Commercial real estate	5,783	0.5	19,550	1.7	9,976	1.0	2,481	0.3	—	—
Land	1,813	0.2	8,670	0.8	6,629	0.6	36,405	3.6	29,983	3.6
	92,207	8.3	113,665	10.1	108,854	10.5	145,618	14.5	136,922	16.5
Business	80,663	7.2	37,779	3.4	30,486	3.0	23,087	2.3	7,938	1.0
Consumer	40,621	3.6	30,199	2.7	12,970	1.2	9,133	0.9	6,922	0.8
Total loans	1,117,410	100.0%	1,122,238	100.0%	1,037,429	100.0%	1,002,694	100.0%	828,161	100.0%
Less:
Deferred loan fees, net	1,654		558		1,178		1,150		2,167
ALLL	15,174		13,218		13,347		12,882		10,951
Loans receivable, net	$1,100,582		$1,108,462		$1,022,904		$988,662		$815,043

_____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At December 31, 2020, we included rollover loans of $51.2 million of multifamily loans and $5.8 million of commercial real estate loans in the construction/land category. In addition, the construction/land category included $1.8 million of loans for raw land or buildable lots where the Company does not intend to finance the construction.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$169,560	15.2%	$184,174	16.4%	$185,755	18.0%	$177,086	17.7%	$169,523	20.5%
Multifamily	45,441	4.1	54,762	4.9	68,737	6.6	77,824	7.8	72,593	8.7
Commercial real estate	177,000	15.8	185,503	16.5	179,838	17.3	208,899	20.8	211,054	25.5
Construction/land	55,123	4.9	32,880	2.9	22,552	2.2	29,516	2.9	28,287	3.4
Total real estate	447,124	40.0	457,319	40.7	456,882	44.1	493,325	49.2	481,457	58.1
Business	64,398	5.8	18,787	1.7	13,760	1.3	9,097	0.9	640	0.1
Consumer	30,724	2.7	19,422	1.7	1,018	0.1	136	—	432	0.1
Total fixed-rate loans	542,246	48.5	495,528	44.1	471,660	45.5	502,558	50.1	482,529	58.3

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	212,400	19.0	188,354	16.8	156,211	15.1	101,569	10.1	79,912	9.6
Multifamily	91,253	8.2	118,153	10.5	100,618	9.7	107,078	10.7	50,657	6.1
Commercial real estate	208,265	18.6	209,649	18.7	193,960	18.7	152,400	15.2	92,640	11.2
Construction/land	37,084	3.3	80,785	7.2	86,302	8.3	116,102	11.6	108,635	13.1
Total real estate	549,002	49.1	596,941	53.2	537,091	51.8	477,149	47.6	331,844	40.0
Business	16,265	1.5	18,992	1.7	16,726	1.5	13,990	1.4	7,298	0.9
Consumer	9,897	0.9	10,777	1.0	11,952	1.2	8,997	0.9	6,490	0.8
Total adjustable-rate loans	575,164	51.5	626,710	55.9	565,769	54.5	500,136	49.9	345,632	41.7
Total loans	1,117,410	100.0%	1,122,238	100.0%	1,037,429	100.0%	1,002,694	100.0%	828,161	100.0%
Less:
Deferred loan fees, net	1,654		558		1,178		1,150		2,167
ALLL	15,174		13,218		13,347		12,882		10,951
Loans receivable, net	$1,100,582		$1,108,462		$1,022,904		$988,662		$815,043

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2020.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$367,541	96.2%	$11,358	3.0%	$378,899	99.2%	$3,061	0.8%	$381,960	100.0%
Multifamily	90,184	66.0	23,382	17.1	113,566	83.1	23,128	16.9	136,694	100.0%
Commercial	260,822	67.7	48,812	12.7	309,634	80.4	75,631	19.6	385,265	100.0%
Construction/land	92,207	100.0	—	—	92,207	100.0	—	—	92,207	100.0%
Total real estate	810,754	81.4	83,552	8.4	894,306	89.8	101,820	10.2	996,126	100.0%
Business	68,921	85.3	758	0.9	69,679	86.4	10,984	13.6	80,663	100.0%
Consumer	12,672	31.2	86	0.2	12,758	31.4	27,863	68.6	40,621	100.0%
Total Loans	$892,347	79.8%	$84,396	7.6%	$976,743	87.4%	$140,667	12.6%	$1,117,410	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California, Utah, Oregon, Georgia, and 39 other states.

One-to-Four Family Residential Lending. As of December 31, 2020, $382.0 million, or 34.2% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2020, we originated $107.6 million and purchased $1.5 million in one-to-four family residential loans. At December 31, 2020, $206.3 million, or 54.0% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $175.6 million, or 46.0% consisting of non-owner occupied loans. In addition, at December 31, 2020, $169.6 million, or 44.4% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2020, there were no one-to-four family loans in nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2020, $136.7 million, or 12.2% of our total loan portfolio was secured by multifamily and $385.3 million, or 34.5% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, hotels, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2020, and 2019:

	December 31, 2020		December 31, 2019
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Multifamily, general	$125,328	91.7%	$159,106	92.0%
Micro-unit apartments	11,366	8.3	13,809	8.0
Total multifamily	$136,694	100.0%	$172,915	100.0%

Commercial real estate:
Retail	$114,117	29.6%	$133,094	33.7%
Office	84,311	22.0	100,744	25.5
Hotel / motel	69,304	18.0	42,971	10.9
Storage	33,671	8.7	37,190	9.4
Mobile home park	28,094	7.3	26,099	6.6
Warehouse	17,484	4.5	17,595	4.4
Nursing home	12,868	3.3	11,831	3.0
Other non-residential	25,416	6.6	25,628	6.5
Total non-residential	$385,265	100.0%	$395,152	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $917,000 and $1.9 million, respectively, as of December 31, 2020. At this date, $46.5 million, or 34.0%, of our multifamily loans and $124.4 million, or 32.3%, of our commercial real estate loans were located outside of the Puget Sound Region. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2020, was a 74-unit apartment complex with a net outstanding principal balance of $12.3 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date. As of December 31, 2020, the largest commercial real estate loan had a net outstanding balance of $15.4 million that was secured by a hotel located in King County, Washington. This commercial loan is on impaired status but was performing in accordance with its loan repayment terms at December 31, 2020.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2020, there were no commercial real estate loans and a $2.1 million multifamily loan in nonaccrual status. Subsequent to December 31, 2020, the borrower entered into a purchase and sale agreement on the property, which is expected to close in March 2021. The Bank does not expect to incur a loss on this loan. There were no multifamily or commercial real estate loans past due 90 days or more and still accruing interest at December 31, 2020. In addition, there were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2020, and 2019.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Bank and a proven record of successful projects. At December 31, 2020, our total construction/land loans decreased to $92.2 million, or 8.3% of our total loan portfolio, from $113.7 million, or 10.1% of our total loans, at December 31, 2019. The Company’s strategic plan projects slight growth in construction loan origination activity in 2021 in support of our loan growth. The Bank’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s risk-based capital. The Bank was in compliance with this policy at December 31, 2020, with a balance equal to 61.6% of the Bank’s risk-based capital. Management intends to maintain levels near this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at either December 31, 2020 or 2019. There were no construction/land loan charge-offs during the years ended December 31, 2020, and 2019. At December 31, 2020, the LIP balance on construction/land loans was $59.8 million.

Following is the composition of our total construction/land loan portfolio, that are net of LIP, at the dates indicated. All of the loans represented were performing:

	December 31,
	2020	2019
	(In thousands)
Construction speculative:
One-to-four family residential	$33,396	$40,993
Multifamily	—	2,394
Commercial real estate	—	1,227
Total construction speculative	33,396	44,614
Construction permanent: (1)
One-to-four family residential	—	3,498
Multifamily	51,215	38,560
Commercial real estate	5,783	18,323
Total construction permanent	56,998	60,381
Land:
Land non-development	1,813	8,670
Total land	1,813	8,670
Total construction/land loans	$92,207	$113,665
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

    The following table includes construction/land loans by county at December 31, 2020:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$83,130	90.2%
Snohomish	1,300	1.4
Pierce	5,527	6.0
Kitsap	2,250	2.4
Total	$92,207	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2020, the LIP balance on construction/land loans included $5.0 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2020, our three largest construction/land loans consisted of multifamily construction/land loans of $12.1 million, $8.3 million, and $6.9 million. All three loans will rollover to a permanent loan upon completion of the construction period and all three properties are located in King County.

Certain of our residential construction loans to borrowers for one-to-four family, non-owner occupied residences are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. At December 31, 2020, there were no loans requiring a rollover to a permanent loan with the Bank at the completion of the construction phase.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse, hotels and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2020, $51.2 million and $5.8 million of multifamily and commercial real estate construction loans, respectively, will rollover to permanent loans with the Bank at the end of their construction period.

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

Business Lending. Business loans (including PPP loans) totaled $80.7 million, or 7.2% of the loan portfolio at December 31, 2020. Conventional business loans (loans other than PPP loans) are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our conventional business loans. The largest conventional business loan had an outstanding balance of $15.1 million at December 31, 2020 and was performing according to its repayment terms. At December 31, 2020, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

Beginning in the second quarter of 2020, we began to offer PPP loans which are fully guaranteed by the SBA, to existing and new customers as a result of the COVID-19 pandemic. These PPP loans are subject to the provisions of the CARES Act as well as complex and evolving rules and guidance issued by the SBA and the U.S. Department of the Treasury. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. Under this program, as of December 31, 2020, there were 372 PPP loans outstanding totaling $41.3 million. As of December 31, 2020, a total of 146 PPP loans totaling $11.2 million had been approved for forgiveness, with $434,000 of this amount included in our outstanding balance at December 31, 2020. The CAA, 2021 renewed and extended the PPP until March 31, 2021 by authorizing an additional $284.5 billion for the program. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The Bank earns 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The Bank expects the majority of its PPP borrowers will seek full or partial forgiveness of their loan obligations. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending- Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.” The Bank also originates loans under other SBA lending programs, which are partially guaranteed by the SBA. At December 31, 2020, the Bank’s portfolio included $928,000 of these SBA loans, of which $729,000 is guaranteed by the SBA. At that date, these SBA loans were not held for sale, however, the Company may elect to sell off the guaranteed portion of these loans in the future.

At December 31, 2020, the Bank’s aircraft loan portfolio had an outstanding balance of $10.8 million, or 13.4% of total business loans. These loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. Our aircraft loans will generally range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. The average loan size in our aircraft loan portfolio was $601,000 and the largest loan was $2.7 million at December 31, 2020. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

Repayments of conventional business loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our business loans, other than aircraft and PPP loans, are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing business loans may depreciate over time, may be difficult to appraise, or may fluctuate in value based on the success of the business.

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2020, consumer loans were $40.6 million, or 3.6% of the total loan portfolio.

At December 31, 2020, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $29.4 million, or 72.3% of the total consumer loan portfolio. The Bank will lend up to 90% of the estimated value of the car. Due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan purchase is based on the borrower’s ability to repay. These fixed rate loans typically have maturity periods of five to twelve years. The Bank intends to grow this portfolio of loans up to an internal limit of $40.0 million. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. At December 31, 2020, our largest car loan was $592,000 and the average loan size was $81,000. For additional information regarding these loans see Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic or collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2020, home equity loans, primarily home equity lines of credit totaled $9.8 million, or 24.1% of the total consumer loan portfolio. The home equity lines of credit include $1.3 million of equity lines of credit in first lien position and $8.5 million of second liens on residential properties. At December 31, 2020, unfunded commitments on our home equity lines of credit totaled $15.5 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30- year term, with a 10- year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Classic car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2020, no consumer loans were in nonaccrual status. At that date, a $38,000 classic auto loan was delinquent between 30-59 days. During the year ended December 31, 2020, a $2,000 unsecured line of credit was charged off. For the years ended December 31, 2019, and 2018, there were no consumer loans charged-off.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2020, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$9,892	$4,903	$1,830	$14,002	$351,333	$381,960
Multifamily	5,067	7,017	21,529	61,782	41,299	136,694
Commercial	28,080	19,862	92,137	204,712	40,474	385,265
Construction/land	25,646	34,487	31,074	1,000	—	92,207
Total real estate	68,685	66,269	146,570	281,496	433,106	996,126
Business	21,537	48,024	5,325	5,777	—	80,663
Consumer	1,013	241	743	8,656	29,968	40,621
Total	$91,235	$114,534	$152,638	$295,929	$463,074	$1,117,410

    The following table sets forth the amount of total loans due after December 31, 2021, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$167,620	$204,448	$372,068
Multifamily	42,267	89,360	131,627
Commercial	160,958	196,227	357,185
Construction/land	52,873	13,688	66,561
Total real estate	423,718	503,723	927,441
Business	58,188	938	59,126
Consumer	29,713	9,895	39,608
Total	$511,619	$514,556	$1,026,175

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total risk-based capital, or $22.9 million at December 31, 2020. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total risk-based capital, or $30.5 million at December 31, 2020.

Officer Lending Authority. Individual signing authority has been delegated to two lending officers. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $8.0 million. The Board of Directors has given our Chief Credit Officer (“CCO”) authority to approve credit to one borrower not to exceed the legal lending limit of 20% of total risk-based capital.

    Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2020, 2019, and 2018, our total loan originations and purchases were $317.9 million, $396.8 million, and $370.8 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the years indicated.

	Year Ended December 31,
	2020		2019	2018
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$107,609		$91,811	$119,946
Multifamily	27,873		39,967	8,363
Commercial	33,588		74,283	47,332
Construction/land	62,444		109,989	118,237
Total real estate	231,514		316,050	293,878
Business (2)	59,001		10,031	21,361
Consumer	5,308		24,325	14,524
Total loans originated	295,823		350,406	329,763
Loan purchases and participations:
One-to-four family residential	1,467		653	1,230
Multifamily	—		28	3,705
Commercial	1,208		17,408	21,546
Construction/land	—		8,727	4,582
Business	—		—	10,000
Consumer	19,390		19,553	—
Total loan purchases and participations (1)	22,065		46,369	41,063
Principal repayments	(352,460)		(308,849)	(342,136)
Charge-offs	(2)		—	—
Loans transferred to other real estate owned (“OREO”)	—		—	—
Change in LIP	29,746		(3,117)	6,045
Change in net deferred fees, and ALLL	(3,052)		749	(493)
Net (decrease) increase in loans	$(7,880)	-7880000	$85,558	$34,242
_______________
(1) There were no loan participations in 2020. Totals include $8.4 million, and $21.2 million in loan participations during 2019, and 2018, respectively.
(2) Includes $52.1 million in PPP loans originated during 2020.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. In addition to the 1.0% interest earned on PPP loans, the SBA pays processing fees for PPP loans of either 1%, 3%, or 5%, based on the size of the loan. Banks may not collect any fees from the loan applicants. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $1.7 million and $558,000 of net deferred loan fees at December 31, 2020, and 2019, respectively.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2020, total premiums of $790,000, or 3.6% of the purchased principal, were paid on purchased loans. In comparison, premiums of $1.4 million, or 2.9% of the purchased principal were paid on purchased loans during 2019.

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

Asset Quality

As of December 31, 2020, we had $2.7 million of loans past due 30 days or more. These loans represented 0.24% of total loans receivable. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

The Company actively manages delinquent loans and non-performing assets by aggressively pursuing the collection of debts and marketing saleable properties we foreclosed or repossessed, work-outs of classified assets and loan charge-offs. We handle collection procedures internally or with the assistance of outside legal counsel. Late charges are incurred when the loan exceeds 10 to 15 days past due depending upon the loan product. When a delinquent loan is identified, corrective action takes place immediately. The first course of action is to determine the cause of the delinquency and seek cooperation from the borrower in resolving the issue. Additional corrective action, if required, will vary depending on the borrower, the collateral, if any, and whether the loan requires specific handling procedures as required by the Washington State Deed of Trust Act.

    If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan and the number of days delinquent at December 31, 2020:

	Loans Delinquent				Total
	30-59 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One-to-four family residential:
Owner occupied	2	$77	—	$—	2	$77
Non-owner occupied	1	159	—	—	1	159
Multifamily	—	—	1	2,104	1	2,104
Total real estate	3	236	1	2,104	4	2,340
Business	1	275	—	—	1	275
Consumer	1	38	—	—	1	38
Total	5	$549	1	$2,104	6	$2,653

Construction/land, commercial real estate, and multifamily loans generally have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. Loans that were modified in accordance with the CARES Act and related regulatory guidance are not considered delinquent at December 31, 2020. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions decline, including as a result of COVID-19.

    The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans (“TDRs”) for the years indicated:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$—	$95	$382	$128	$798
Commercial	—	—	326	—	—
Multifamily	2,104	—	—	—	—
Consumer	—	—	44	51	60
Total loans accounted for on a nonaccrual basis	2,104	95	752	179	858

Total nonperforming loans	2,104	95	752	179	858
OREO	454	454	483	483	2,331
Total nonperforming assets	$2,558	$549	$1,235	$662	$3,189

TDRs:
Nonaccrual (1)	$—	$—	$—	$—	$174
Performing	3,869	5,246	9,399	17,805	30,083
Total TDRs	$3,869	$5,246	$9,399	$17,805	$30,257
Nonperforming loans as a percent of total loans	0.19%	0.01%	0.07%	0.02%	0.10%
Nonperforming loans as a percent of total assets	0.15	0.01	0.06	0.01	0.08
Nonperforming assets as a percent of total assets	0.18	0.04	0.10	0.05	0.31
Total loans	$1,117,410	$1,122,238	$1,037,429	$1,002,694	$828,161
Foregone interest on nonaccrual loans	82	12	18	26	51
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

        Nonperforming Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. We had one nonperforming loan of $2.1 million at December 31, 2020, as compared to $95,000 at December 31, 2019. This loan is currently in foreclosure, however, the process is on hold as there is a purchase and sale agreement on the underlying collateralized property, which is expected to close in March 2021. The Bank does not expect to incur a loss on this loan.

    Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. We had $454,000 of OREO at both December 31, 2020, and 2019, comprised of undeveloped lots. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2020 and 2019, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2020, we had $3.9 million in TDRs as compared to $5.2 million at December 31, 2019. In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent or as a TDR during the forbearance time period. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “COVID-19 Related Information,” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The largest TDR relationship at December 31, 2020 was a $1.2 million commercial property located in King County. At December 31, 2020, there was no LIP in connection with our TDRs.

The following table summarizes our total TDRs:

	December 31,
	2020	2019
	(In thousands)
Performing TDRs:
One-to-four family residential	$2,627	$3,979
Commercial real estate	1,242	1,267
Total performing TDRs	3,869	5,246
Total TDRs	$3,869	$5,246

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2020, special mention loans totaled $16.5 million including a $15.9 million commercial real estate loan that was previously classified as a construction loan. The Bank is closely monitoring the loan, however, it is well collateralized and the Bank does not expect to incur a loss. At December 31, 2020, the loan was current on its payments and was in compliance with the original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The increase in our classified loans during the year ended December 31, 2020 was primarily the result of a $2.1 million multifamily loan that is on nonaccrual status and is currently in foreclosure, however, the process is on hold pending the borrower’s sale of the underlying collateral on this loan.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2020	2019
	(In thousands)
One-to-four family residential	$527	$629
Multifamily	2,104	—
Total classified loans	$2,631	$629

With the exception of these substandard loans, of which $2.1 million was accounted for as a nonaccrual loan at December 31, 2020, management is not aware of any loans as of December 31, 2020, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management reviews the adequacy of the ALLL on a quarterly basis. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan’s restructuring, based on a discounted cash flow analysis comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan. When determining the appropriate ALLL during 2020, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, a review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program.

Based on this review, management increased historical loss factors and qualitative factors for all loan categories during the year ended December 31, 2020 and increased qualitative factors to the Bank's loan portfolio, due to deterioration of economic conditions as a result of the COVD-19 pandemic. The increase in the factors resulted in an increase in the allowance for loan losses during the current year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's ALLL will need to increase in future periods. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Item 1A. Risk Factors- “Risks Related to Macroeconomic Conditions-The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

Quarterly, our Board of Directors’ Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses and any provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendation. The ALLL is increased by the provision for loan losses which is charged against current period earnings. If the analysis of our loan portfolio indicates the risk of loss is less than the balance of the ALLL, a recapture of provision of loan loss is added to current period earnings.

For the year ended December 31, 2020, we recorded a $1.9 million provision for loan losses, as compared to a $300,000 recapture of provision for loan losses for the year ended December 31, 2019. The provision for loan losses in 2020 was primarily a result of the downgrade of $61.0 million of commercial real estate loans combined with increases in forecasted credit deterioration for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. The $41.3 million balance of PPP loans was omitted from the ALLL calculation at December 31, 2020, as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven. In addition, the risk classification of loans totaling $61.0 million receiving additional COVID-19 related loan payment deferrals were downgraded during the year ended December 31, 2020. The majority of the downgrades were to a lower “pass” grade and therefore were not classified as potential problem loans. The ALLL was $15.2 million, or 1.36% of total loans at December 31, 2020, as compared to $13.2 million, or 1.18% at December 31, 2019. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2020 and 2019, impaired loans were $21.4 million and $20.0 million, respectively. The increase in 2020 was primarily due to the $2.1 million multifamily loan placed on nonaccrual status during the year. At December 31, 2020, the loan was well collateralized and the Bank does not expect to incur a loss on this loan.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2020			2019			2018			2017			2016
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$381,960	$3,181	34.2%	$372,528	$3,034	33.2%	$341,966	$3,387	33.0%	$278,655	$2,837	27.8%	$249,435	$2,551	30.1%
Multifamily	136,694	1,366	12.2	172,915	1,607	15.4	169,355	1,680	16.3	184,902	1,820	18.5	123,250	1,199	14.9
Commercial real estate	385,265	6,127	34.5	395,152	4,559	35.2	373,798	4,777	36.0	361,299	4,418	36.0	303,694	3,893	36.7
Construction/land	92,207	2,189	8.3	113,665	2,222	10.1	108,854	2,331	10.5	145,618	2,816	14.5	136,922	2,792	16.5
Total real estate	996,126	12,863	89.2	1,054,260	11,422	93.9	993,973	12,175	95.8	970,474	11,891	96.8	813,301	10,435	98.2
Business	80,663	1,242	7.2	37,779	1,140	3.4	30,486	936	3.0	23,087	694	2.3	7,938	237	1.0
Consumer	40,621	1,069	3.6	30,199	656	2.7	12,970	236	1.2	9,133	297	0.9	6,922	279	0.8
Total	$1,117,410	$15,174	100.0%	$1,122,238	$13,218	100.0%	$1,037,429	$13,347	100.0%	$1,002,694	$12,882	100.0%	$828,161	$10,951	100.0%

Based on its comprehensive analysis, management believes that the ALLL as of December 31, 2020 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

The following table sets forth an analysis of our ALLL at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
ALLL at beginning of period	$13,218	$13,347	$12,882	$10,951	$9,463
Provision (recapture of provision) for loan losses	1,900	(300)	(4,000)	(400)	1,300
Charge-offs:
Consumer	(2)	—	—	—	(83)
Total charge-offs	(2)	—	—	—	(83)
Total recoveries	58	171	4,465	2,331	271
Net recoveries (charge-offs)	56	171	4,465	2,331	188
ALLL at end of period	$15,174	$13,218	$13,347	$12,882	$10,951

ALLL as a percent of total loans	1.36%	1.18%	1.29%	1.28%	1.32%
Net recoveries to average loans receivable	—%	(0.02)%	(0.45)%	(0.27)%	(0.02)%
ALLL as a percent of nonperforming loans	721.17%	13,913.68%	1,774.87%	7,196.65%	1,276.34%

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

At December 31, 2020, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2020, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders’ equity. At December 31, 2020, the Bank held three annuity contracts, totaling $2.4 million, as held-to-maturity investments. These annuity contracts were purchased to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At December 31, 2019, and 2018, there were no investments held to maturity.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. In addition, at December 31, 2020, our mortgage-backed securities included $10.7 million of other “private label” mortgage-backed securities. The mortgage-backed securities portfolio had a weighted-average yield of 2.69% at December 31, 2020.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, SBA and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2020, the portfolio of government agency securities had a weighted-average yield of 1.44%.

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

    Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2020, the corporate bond portfolio had a weighted-average yield of 5.70%.

Municipal Bonds. The municipal bond portfolio is comprised of taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.56% at December 31, 2020.

    Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2020, our FHLB of Des Moines stock holdings decreased by $599,000, primarily as a result of the $17.7 million decrease in our FHLB advances during 2020. The carrying value of our FHLB of Des Moines stock totaled $6.4 million at December 31, 2020. During the years ended December 31, 2020 and 2019, we received FHLB of Des Moines cash dividends of $320,000 and $362,000, respectively.

The following table sets forth the composition of our investment securities available-for-sale at the dates indicated.

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$12,797	$13,288	$15,605	$15,629	$24,276	$23,643
Freddie Mac	4,116	4,316	4,196	4,292	6,351	6,287
Ginnie Mae	16,513	17,127	23,239	23,050	23,311	22,061
Other	10,691	10,729	11,407	11,448	8,983	8,979
Municipal bonds	16,483	17,446	10,675	10,911	10,615	10,544
U.S. government agencies	41,084	40,635	46,672	45,750	48,190	47,438
Corporate bonds	24,001	24,010	25,500	25,521	23,490	23,218
Total available-for-sale	$125,685	$127,551	$137,294	$136,601	145,216	142,170

During the year ended December 31, 2020, gross proceeds from the call, maturity and sale of investments was $12.1 million, with net realized gains of $86,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2020 and 2019. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2020. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions.

	December 31, 2020
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$45,460	2.69%
Municipal bonds	—	—	—	—	1,947	2.47	15,499	2.57	17,446	2.56
U.S. government agencies	—	—	496	8.24	2,907	1.16	37,232	1.44	40,635	1.44
Corporate bonds	—	—	8,409	2.55	13,615	4.65	1,986	1.96	24,010	5.70
Total available-for-sale	$—	—%	$8,905	7.93%	$18,469	3.92%	$54,717	1.76%	$127,551	2.86%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated as needed through national brokered certificates of deposit. The Bank’s portfolio of brokered certificates of deposits were reduced to zero at December 31, 2020, from $94.5 million at December 31, 2019. Continued growth in retail deposits with our expanded branch network allowed the Bank to reduce brokered deposits upon maturity as a source of funds. In addition, $24.5 million of callable brokered certificates of deposit were redeemed early. In the future, the Bank may utilize brokered deposits again to supplement our retail deposits and assist in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the years indicated.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Total deposits, beginning balance	$1,033,534	$939,032	$839,502
Increase in retail deposits	154,571	97,855	77,193
(Decrease) increase in brokered funds	(94,472)	(3,353)	22,337
Net increase in deposits	60,099	94,502	99,530
Total deposits, ending balance	$1,093,633	$1,033,534	$939,032

At December 31, 2020, deposits totaled $1.1 billion. We had $345.0 million of jumbo (greater than or equal to $100,000) certificates of deposit, which were 31.5% of total deposits at December 31, 2020. Of these jumbo deposits, $135.6 million were greater than or equal to $250,000. At that date, included in the jumbo certificates of deposit, were public funds totaling $31.7 million, or 2.9% of total deposits, of which $30.6 million was in excess of the $250,000 standard FDIC insurance coverage. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2020.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$91,285	8.3%
0.06	N/A	Interest-bearing demand	108,182	9.9
0.04	N/A	Statement savings	19,221	1.8
0.37	N/A	Money market	465,369	42.6

		Certificates of deposit, retail
1.28	Three months or less		1,322	0.1
0.60	Over three through six months		310	—
0.47	Over six through twelve months		57,739	5.3
2.27	Over twelve months		350,217	32.0
		Retail certificates of deposit, fair value adjustment	(12)	—
2.01		Total certificates of deposit, retail	409,576	37.4

		Total deposits	$1,093,633	100.0%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2020.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$69,326	$13,289	$7,821	$2,794	$352	$93,582
1.01 - 2.00%	64,426	12,700	4,575	3,206	1,238	86,145
2.01 - 3.00%	123,519	29,257	16,378	11,579	—	180,733
3.01 - 4.00%	10,359	8,045	29,781	943	—	49,128
Retail certificates of deposit, fair value adjustment	(9)	(3)	—	—	—	(12)
Total	$267,621	$63,288	$58,555	$18,522	$1,590	$409,576

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2020.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$73,991
Over three months through six months	70,851
Over six months through twelve months	84,607
Over twelve months	115,587
Total	$345,036

Deposits by Type. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2020		2019		2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$91,285	8.3%	$52,849	5.1%	$46,108	4.9%
Interest-bearing demand	108,182	9.9	65,897	6.4	40,079	4.3
Statement savings	19,221	1.8	17,447	1.7	24,799	2.6
Money market	465,369	42.5	377,766	36.6	339,047	36.1
Certificates of deposit, retail:
0.00 - 1.00%	93,582	8.6	7,428	0.7	15,790	1.7
1.01 - 2.00%	86,145	7.9	131,252	12.7	191,294	20.4
2.01 - 3.00%	180,733	16.5	230,405	22.3	131,328	14.0
3.01 - 4.00%	49,128	4.5	56,046	5.4	52,820	5.6
Retail certificates of deposit, fair value adjustment	(12)	—	(28)	—	(58)	—
Total certificates of deposit, retail	409,576	37.5	425,103	41.1	391,174	41.7
Certificates of deposit, brokered
0.00 - 1.00%	—	—	—	—	121	—
1.01 - 2.00%	—	—	70,510	6.8	43,221	4.6
2.01 - 3.00%	—	—	23,962	2.3	45,835	4.9
3.01 - 4.00%	—	—	—	—	8,648	0.9
Total certificates of deposit, brokered	—	—	94,472	9.1	97,825	10.4
Total deposits	$1,093,633	100.0%	$1,033,534	100.0%	$939,032	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB and to a lesser extent federal funds (“Fed Funds”) purchased to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to assist in the management of our interest rate risk by matching the duration of selected loan and investment maturities.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2020, our remaining FHLB credit capacity was $494.4 million and outstanding advances from the FHLB totaled $120.0 million. In addition, at December 31, 2020, we had supplemental funding sources of $82.2 million available at the FRB and $75.0 million available between two other financial institutions.

The following table sets forth information regarding FHLB advances at the end of and during the years indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$160,000	$184,500	$224,000
Average borrowings outstanding	125,392	129,899	183,667
Average rate paid during the year	1.31%	2.09%	1.92%
Balance outstanding at end of the year	$120,000	$137,700	$146,500
Weighted-average rate paid at end of the year	0.36%	1.84%	2.62%

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. As of December 31, 2020, we had six interest rate swaps with an aggregate notional amount of $120.0 million and a fair value loss of $2.9 million. In addition, during 2020, the Company entered into two forward-starting swap agreements to commence in October 2021 with an aggregate notional amount of $25.0 million and a fair value at December 31, 2020 of $64,000. For additional information, see Item 1A. Risk Factors -“Risks Related to Market and Interest Rate Changes - If the interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management,” and Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified previously held a small portfolio of loans. Subsequent to these loans paying off in 2019, the company had minimal activity.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and thirteen additional branches in King, Pierce and Snohomish Counties, Washington. In addition, the Bank opened a new branch office in Issaquah, Washington in March 2021. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

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

    The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2020, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and KeyBank) controlled 72% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. According to FDIC statistical data, the Bank’s share of aggregate deposits in the market area is less than 1%.

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

Human Capital

First Financial Northwest Bank continually strives to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth plus an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in the company's long-term success.

Workforce. At December 31, 2020, we had 151 full-time employees. Our employees are not represented by any collective bargaining group. First Financial Northwest Bank is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2020, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

	Female	Minority	Distribution by EEOC Job Classification

Executive / Senior level officers	35.7%	28.6%	9.3%
Mid-level officers and managers	62.2	27.5	30.0
Professionals	56.7	26.7	20.0
Sales workers	40.0	44.4	6.7
Administrative support	80.4	42.6	34.0
Total	64.7%	33.1%	100.0%
Benefits. The Company provides competitive comprehensive benefits to employees. The Company values the health and well-being of its employees and strives to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable.

Response to COVID-19 pandemic. As an essential business, the Company responded quickly to implement procedures to assist employees in navigating the challenging impact from the pandemic, as well as protect the safety of both employees and customers. In response to Washington State’s stay at home order, the Company moved eligible positions to remote work status. Safety measures were promptly implemented to protect employees working on site, which included installation of protective partitions and fully equipping locations with personal safety supplies. Employees who experienced a reduction in hours due to reduced branch operating hours continued to receive their full pay. Additional sick time was authorized for employees impacted directly by the COVID-19 virus. As Washington state mandates change, the Company will continue to make adjustments to support employees and prioritize employee safety.

Training and education. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Bank’s compliance training program provides annual training courses to assure that all employees and officers know the rules applicable to their jobs.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and First Financial Northwest Bank. On March 31, 2015, First Financial Northwest converted from a registered savings and loan holding company to a bank holding company. As a bank holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. First Financial Northwest Bank, which changed its charter from a Washington-chartered savings bank to a Washington-chartered commercial bank effective on February 11, 2016, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. First Financial Northwest Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

Insurance of Accounts and Regulation by the FDIC. First Financial Northwest Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against commercial institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

The FDIC announced that the DIF reserve ratio surpassed 1.35% as of September 30, 2018 which triggered two changes under the regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended and small banks (total consolidated assets of less than $10 billion, which includes the Bank) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%. The Bank applied the $282,000 small bank credits received to its quarterly deposit insurance assessments paid during 2019, reducing the Bank’s FDIC expense for the year to $307,000. The Bank paid $561,000 in FDIC assessments for the year ending December 31, 2020.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.
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

First Financial Northwest Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for common equity Tier 1 capital (“CET1”), Tier 1 capital and total capital, and the leverage ratio; set out risk-weights for assets and certain off-balance sheet items for purposes of the risk-based capital ratios, require an additional capital conservation buffer over the minimum risk-based ratios’ and define what qualifies as capital for purposes of meeting the capital requirements. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.

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

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2020, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two- quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Although the Bank qualified to make this election, on January 1, 2020, management did not elect the community bank leverage ratio as the Bank’s margin above the current minimum levels to be well-capitalized is greater than our margin would be under the community bank leverage ratio.

    The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2020 and 2019, based on FDIC thresholds to be well-capitalized.

	December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles (“GAAP”)	$140,114		$135,656

Tier 1 leverage capital	$140,319	10.29%	$135,170	10.27%
Tier 1 leverage capital requirement	68,189	5.00	65,787	5.00
Excess	$72,130	5.29%	$69,383	5.27%

Common equity tier 1	$140,319	14.32%	$135,170	13.13%
Common equity tier 1 capital requirement	63,705	6.50	66,917	6.50
Excess	$76,614	7.82%	$68,253	6.63%

Tier 1 risk-based capital	$140,319	14.32%	$135,170	13.13%
Tier 1 risk-based capital requirement	78,406	8.00	82,359	8.00
Excess	$61,913	6.32%	$52,811	5.13%

Total risk-based capital	$152,610	15.57%	$148,048	14.38%
Total risk-based capital requirement	98,008	10.00	102,949	10.00
Excess	$54,602	5.57%	$45,099	4.38%

    The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

    For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2020, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. The well-capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

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

At December 31, 2020, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB. At December 31, 2020, the Bank held $6.4 million in FHLB of Des Moines stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $320,000 in dividends during the year ended December 31, 2020.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2020, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 61.6% of regulatory capital. In addition, at December 31, 2020, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 390.1% of regulatory capital.

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

Federal Reserve System. The Federal Reserve Act authorizes the Federal Reserve Board to establish cash reserve requirements on depository institutions based on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. Interest-bearing demand accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. On March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, thereby eliminating reserve requirements for all depository institutions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital and surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2020, First Financial Northwest Bank was in compliance with these restrictions.

Community Reinvestment Act. First Financial Northwest Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. First Financial Northwest Bank received a “satisfactory” rating during its most recent CRA examination.

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

Regulatory Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to First Financial Northwest Bank. At the time of this change, First Financial Northwest was considered “well capitalized” (as defined for a bank holding company), with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters-Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2020, First Financial Northwest repurchased 544,626 shares of its common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Recent Regulatory Reform. In response to the COVID-19 pandemic, the United States Congress, through the enactment of the CARES Act and the CAA, 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

•The CARES Act, as amended by the CAA, 2021, allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or, January 1, 2022. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Related Information” for further information about the COVID-19 modifications completed by the Bank.

•The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

•Pursuant to the CARES Act, the federal banking agencies authorities adopted in April 2020 an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the president and December 31, 2020, to (i) reduce the minimum CBLR from 9% to 8%, and (ii) give community banks a two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%. Effective October 1, 2020, the final rule adopted by the federal banking agencies authorities lowers the CBLR as set forth in the interim rule and provides a gradual transition back to the prior level. Under the final rule, the CBLR was 8% for 2020, and will be 8.5% for 2021, and 9% beginning January 1, 2022. The final rule also retains the grace period. A community banking organization that falls below the CBLR will still be deemed to be well capitalized during a two-quarter grace period so long as the banking organization maintains a CBLR greater than 7.5% during 2021, and greater than 8% thereafter .

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the United States Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Taxation

    Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2017 through 2020.

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

Net Operating Loss Carryovers. A financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2020.

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

State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.75% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax. An audit by the Washington State Department of Revenue was completed for the years 2010 through 2013, resulting in no material tax revisions.

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

    Joseph W. Kiley III, age 65, has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; as director of First Financial and First Financial Diversified since December 2012; and as President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is the Chairman of the Board of Directors of the Washington Bankers Association (WBA). In addition, Mr. Kiley currently serves on the Board of Directors of the Western Bankers Association and its Executive Committee.

Richard P. Jacobson, age 57, has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 56, was appointed Senior Vice President and Chief Credit Officer of First Financial Northwest Bank in December 2019, a position he held on an interim basis since November 2019, and between August 2017 and December 2018. Mr. Soh served as Senior Vice President and Chief Lending Officer from October 2012 to December 2019. From August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 30 years of experience in commercial banking.

Ronnie J. Clariza, age 40, was appointed Senior Vice President and Chief Risk Officer of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Washington Bankers’ Association Education Committee. He is also a past member of the Washington Bankers’ Association Enterprise Risk Management Committee, and served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 61, was promoted to appointed Chief Banking Officer of First Financial Northwest Bank in December 2019. She was appointed Senior Vice President in July 2014 and previously served as Chief Deposit Officer of First Financial Northwest Bank from March 2014 to December 2019. Ms. Harrison served as Senior Vice President and Director of

Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation, Renton Downtown Partnership, and Renton Area Youth and Family Services.

Christine A. Huestis, age 55, is First Vice President, Controller and Principal Accounting Officer of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has adversely impacted our ability to conduct business which has adversely impacted our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally and has negatively affected our operations and the banking and financial services we provide, primarily to businesses and individuals in the states of Washington where all of our branches are located. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, most localities in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. To further the well-being of staff and customers, we have implemented measures to allow employees to work from home to the extent practicable. Despite these efforts, if the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

Currently some of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may, however, result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. We have business continuity plans and other safeguards in place, however, there is no assurance that such plans and safeguards will be effective.

To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the PPP, and has impacted both deposit availability and market interest rates and negatively impacted many of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected.

The impact of the pandemic is expected to continue to adversely affect us during 2021 as the ability of many of our borrowers to make loan payments has been significantly affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenue declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If COVID-19 continues to spread or the responses to contain it are unsuccessful, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our ALLL may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the related decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

The ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, including recent vaccination efforts. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risk factors described in this section.

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our loans are primarily to businesses and individuals in the state of Washington with 87.4% of loans to borrowers or secured by properties located in Washington and 12.6% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, our portfolio includes $140.7 million of loans to borrowers or secured by properties located in 43 other states, including at December 31, 2020, $34.8 million, or 3.1% of loans secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, results of operations:

•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan losses;
•demand for our products and services may decline resulting in a decrease in our total loans or assets;
•collateral for loans, especially real estate, may decline in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our low-cost or noninterest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

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

In this regard, The Boeing Company has a significant presence in our market area and the production facility for the 737 MAX commercial jet aircraft is located in Renton. The 2019 grounding and decline in production of the 737 MAX commercial jet aircraft (production of which was suspended entirely in January 2020), has adversely affected Boeing, its employees and its suppliers, as well as other local businesses and their employees. Although production and new orders have resumed, until volumes return to pre-grounding levels, there may be an adverse impact on the ability of those borrowers impacted by the suspension of the production of the 737 MAX commercial jet to repay their existing loans to the Bank and demand for new loans may be reduced which could adversely affect the level of our nonperforming loans, deposits, financial condition and profitability.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Risks Related to Our Lending

Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2020, construction/land loans totaled $92.2 million, or 8.3% of our total loan portfolio, a decrease of $21.5 million or 18.9% since December 31, 2019. At December 31, 2020, $33.4 million were one-to-four family construction loans, $51.2 million were multifamily construction loans, and $5.8 million were commercial construction loans. Land loans, which are loans made with land as security, totaled $1.8 million, or less than one percent of our total loan portfolio at December 31, 2020. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and lines of credit secured by land, and land development loans.

Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. The uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, make it difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

At December 31, 2020, $33.4 million of our construction/land loans were for speculative construction loans. All of our permanent construction loans have a take-out commitment for a permanent loan with us. At December 31, 2020, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2020, we had $385.3 million of commercial real estate loans, representing 34.5% of our total loan portfolio and $136.7 million of multifamily loans, representing 12.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

    The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 390.1% of total risk-based capital at December 31, 2020. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

At December 31, 2020, $175.6 million, or 46.0% of our one-to-four family residential loan portfolio and 15.7% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2020, one of our non-owner occupied one-to-four family residential loans, with a balance of $159,000, was past due 30-59 days. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2020, we had 95 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $141.4 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of December 31, 2020, we hold and service a portfolio of 372 loans originated under the PPP with a balance of $41.3 million. The PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2020, $382.0 million, or 34.2% of our total loan portfolio, was secured by first liens on one‑to‑four family residential loans. In addition, at December 31, 2020, our home equity lines of credit totaled $9.8 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $548,000 to $776,000 for single‑family homes in our primary market areas in 2021). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2020, our loan portfolio included $84.4 million, or 7.6% of total loans, located in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $140.1 million, or 12.6% of total loans, in loans located outside of Washington State.

If the lead institutions on our loan participation agreements do not keep us informed about the changes in credit quality on the underlying loans in a timely manner, we could be subject to misstatement in our ALLL, or possibly losses on these loans.

The lead institution in our participation agreements is responsible for obtaining necessary credit information related to the underlying loans in these agreements. If there is credit deterioration on the loans in these agreements that results in a downgrade, and this information is not provided to us in a timely manner, we will not have the loans appropriately graded, which will result in an understatement of our ALLL. If the credit downgrade was significant, and our ALLL was not adequate, we could incur a loss on these loans.

We engage in aircraft, classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

    Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of these loans ultimately may be dependent on the value of the underlying collateral. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Classic and collectible car values are similarly affected by availability and demand. As a result of the unique nature of classic and collectible cars, their estimated value often does not align with their listed values. An aircraft, classic or collectible car as collateral also presents unique risks because of its high-value and being susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a relatively small number of nonperforming loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft or classic car collateral during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2020, our loan portfolio included $29.4 million in classic and collectible car loans and $10.8 million in aircraft loans.

Our ALLL may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ALLL, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an ALLL to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses which is charged against income. Deterioration in economic conditions, including as a result of COVID-19, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge‑offs and/or may otherwise require an increase in the ALLL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge‑offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

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

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In response to the COVID-19 pandemic the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. If the Federal Reserve continues to hold the targeted federal funds rates at the current level, overall interest rates will likely decline, which may additionally negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than our funding costs, causing our net interest margin to contract until the funding costs catch up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2020, 51.5% of our net loans were comprised of adjustable-rate loans. At that date, $362.8 million, or 63.1%, of these loans with an average interest rate of 4.54% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

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

Our interest rate contracts expose us to:

•basis or spread risk, which is the risk of loss associated with variations in the spread between the interest rate contract and the hedged item;
•credit or counter-party risk which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;
•interest rate risk;
•volatility risk which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and
•liquidity risk.

If we suffer losses on our interest rate contracts, our business, financial condition and prospects may be negatively affected, and our net income will decline.

We record the swaps at fair value and designate them as an effective cash flow hedge under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement of the debt, as is allowed under the debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy. Any determination that the hedge created by the swaps was ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

As of December 31, 2020, we had interest rate swaps outstanding with an aggregate notional amount of $120.0 million. At December 31, 2020, the fair value of our interest rate swaps was a $2.8 million loss. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2020, we did not incur any other-than-temporary impairments on our securities portfolio.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

    First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. During 2020, the Company liquidated the portfolio of brokered certificates of deposit through calls and maturities and carried a zero balance at December 31, 2020. However, the Company may utilize these deposits in the future to meet our funding needs. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

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

With fourteen branch locations in operation during 2020, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2020, $409.6 million, or 37.4%, of our total deposits were retail certificates of deposit and, of that amount, $345.0 million were “jumbo” certificates greater than or equal to $100,000, with $135.6 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Risks Related to our Business Strategy
Our branching strategy may cause our expenses to increase faster than revenues.
During 2020, we opened two new branch offices in University Place, Washington and Gig Harbor, Washington. In addition, the Bank opened our fifteenth branch in March 2021, in Issaquah, Washington. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of our acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

Risks Related to Regulatory and Compliance Matters

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

Risks Related to Cybersecurity, Data and Fraud

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risks related to our Business and Industry Generally

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

We have certain FHLB advances, loans, interest rate swaps and investment securities, indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB of Des Moines and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support our growth or replenish future losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

Item 2. Properties

The corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2020, the Bank had twelve leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, Kirkland, University Place, and Gig Harbor. In addition, the Bank opened a location in Issaquah, Washington, in March 2021. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 14- “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2020, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.
                            PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2020, there were 9.7 million shares of common stock issued and outstanding and we had 502 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. As of December 31, 2020, our board of directors had declared 31 consecutive quarterly cash dividends on our common stock. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase plan that began on January 27, 2020, and expired on July 27, 2020. The plan authorized the repurchase of up to 513,000 shares of the Company’s stock. At the expiration of the plan, the Company had repurchased 214,845 shares authorized at an average price of $11.13 per share.

In addition, the Company’s Board of Directors authorized a stock repurchase plan that began on July 30, 2020 and expired on January 31, 2021. At the expiration of this plan, the Company had repurchased 329,781 shares at an average price of $9.98 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan
October 1 - October 31, 2020	—	$—	—	353,951
November 1 - November 30, 2020	156,392	10.30	156,392	197,559
December 1 - December 31, 2020	18,340	11.10	18,340	179,219
Total	174,732	10.38	174,732	179,219
On December 21, 2020, the Company’s Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock, or approximately 486,000 shares beginning no earlier than February 1, 2021, and ending no later than August 13, 2021. The Company will purchase the shares from time to time in the open market or through privately negotiated depending on market conditions and other corporate considerations.

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

The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2015, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2020 was $11.40.

Total Return Performance

200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
First Financial Northwest, Inc.
Russell 2000
SNL Thrift
SNL Micro Cap U.S. Bank

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
First Financial Northwest, Inc.	100.00	143.83	114.81	116.59	115.30	91.48
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Thrift Index	100.00	122.49	121.60	102.42	126.10	116.21
SNL Micro Cap U.S. Bank Index	100.00	122.94	150.40	142.71	159.37	119.72

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

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,387,669	$1,341,885	$1,252,424	$1,210,229	$1,037,584
Investments available-for-sale	127,551	136,601	142,170	132,242	129,260
Loans receivable, net (1)	1,100,582	1,108,462	1,022,904	988,662	815,043
Deposits	1,093,633	1,033,534	939,032	839,502	717,476
Advances from the FHLB	120,000	137,700	146,500	216,000	171,500
Stockholders’ equity	156,302	156,319	153,738	142,634	138,125

OPERATING DATA:

Interest income	$56,114	$59,620	$55,913	$47,644	$41,709
Interest expense	15,645	20,712	14,738	10,022	7,507
Net interest income	40,469	38,908	41,175	37,622	34,202
Provision (Recapture of provision) for loan losses	1,900	(300)	(4,000)	(400)	1,300
Net interest income after provision (recapture of provision) for loan losses	38,569	39,208	45,175	38,022	32,902
Noninterest income	4,442	4,141	2,878	2,208	2,651
Noninterest expense	32,513	30,418	29,461	26,809	22,949
Income before provision for federal income taxes	10,498	12,931	18,592	13,421	12,604
Provision for federal income taxes	1,942	2,562	3,693	4,942	3,712
Net income	$8,556	$10,369	$14,899	$8,479	$8,892
Basic earnings per share	$0.88	$1.04	$1.44	$0.82	$0.75
Diluted earnings per share	$0.88	$1.03	$1.43	$0.81	$0.74
___________________
(1) Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2020	2019	2018	2017	2016
Performance Ratios:
Return on assets	0.63%	0.80%	1.21%	0.76%	0.88%
Return on equity	5.50	6.73	9.86	5.94	5.55
Dividend payout ratio	45.45	33.65	21.53	32.93	32.02
Equity-to-assets ratio	11.26	11.65	12.28	11.79	13.31
Net interest margin	3.15	3.19	3.56	3.60	3.60
Average interest-earning assets to average interest-bearing liabilities	115.62	113.44	114.28	114.07	117.11
Efficiency ratio	72.39	70.66	66.88	67.31	62.27
Noninterest expense as a percent of average total assets	2.39	2.35	2.40	2.42	2.27
Book value per common share	$16.05	$15.25	$14.35	$13.27	$12.63
Capital Ratios: (1)
Tier 1 leverage	10.29%	10.27%	10.37%	10.20%	11.17%
Common equity tier 1	14.32	13.13	13.43	12.52	14.36
Tier 1 capital ratio	14.32	13.13	13.43	12.52	14.36
Total capital ratio	15.57	14.38	14.68	13.77	15.61
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.19	0.01	0.07	0.02	0.10
Nonperforming assets as a percent of total assets	0.18	0.04	0.10	0.05	0.31
ALLL as a percent of total loans	1.36	1.18	1.29	1.28	1.32
ALLL as a percent of nonperforming loans	721.20	13,913.68	1,774.87	7,196.65	1,276.34
Net recoveries to average loans receivable, net	—	(0.02)	(0.45)	(0.27)	(0.02)
_______________
(1) Capital ratios are for First Financial Northwest Bank only.
(2) Loans are reported net of LIP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2020 and 2019, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries. For a discussion and review of our consolidated financial statements and other relevant statistical data for the years ending December 31, 2019 and 2018 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2019.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as six retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington at December 31, 2020. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, the Bank opened a new branch office in Issaquah, Washington in March 2021.
The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans.

    Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans and loans with adjustable interest rates. During 2020, repayments of loans moderately outpaced originations of new loans and refinances, resulting in net loans receivable of $1.10 billion at December 31, 2020, as compared to $1.11 billion at December 31, 2019. Originations of construction/land loans were $62.4 million in 2020 as compared to $110.0 million in 2019, resulting in this portfolio decreasing to $92.2 million at December 31, 2020 as compared to $113.7 million at December 31, 2019. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term.
    We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans, as well as consumer classic car loans, that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes $140.7 million of loans to borrowers or secured by properties located in 43 other states, including concentrations in California, Utah, Oregon, Georgia and Florida of $34.8 million, $16.0 million, $11.4 million, $8.4 million and $8.0 million, respectively at December 31, 2020.

    Net income for the year ended December 31, 2020, was $8.6 million, or $0.88 per diluted share, compared to $10.4 million, or $1.03 per diluted share, for the year ended December 31, 2019. The most significant contributor to this decrease was a $2.2 million increase in the provision for loan losses in 2020. primarily as a result of changes in qualitative economic factors utilized to calculate our general reserves for the ALLL and declines in the risk grades on certain loans, reflecting the probable loan losses due to the COVID-19 pandemic based upon the financial conditions and economic outlook that existed as of December 31, 2020. Net interest income increased by $1.6 million, primarily as a result of reductions in the cost of our deposit liabilities. Noninterest expenses increased by $2.1 million, reflecting continued growth in our operations.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is generally liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. The significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020 resulted in a larger impact to our interest-earning assets than to our interest-bearing liabilities, thereby decreasing our net interest margin to 3.15% for the year ended December 31, 2020, as compared to 3.19% for the year ended December 31, 2019. In addition, our net interest margin was adversely impacted by the low loan yields from the PPP loan portfolio. The ongoing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin may be adversely affected in the near term, if not longer.
An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ALLL due to loan growth or an increase in probable loan losses. For the year ended December 31, 2020, we had a provision of $1.9 million as compared to a recapture of provision of $300,000 for the year ended December 31, 2019. The provision was primarily the result of the downgrade in the loan risk ratings of $61.0 million of loans, primarily loans receiving an additional COVID-19 related payment deferral under the CARES Act combined with increases in probable loan losses for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. The recapture of provision for loan losses in 2019 was primarily the result of a construction/land loan with a balance of $12.5 million at December 31, 2019, that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at that time, and therefore, funds previously allocated in the ALLL to this loan were recaptured. The construction portion of this loan was fully funded and completed in 2020, and was rolled into a permanent commercial real estate loan. At December 31, 2020, this loan was current on its payments and was performing according to the terms of the loan. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income increased $301,000 during the year ended December 31, 2020 as compared to 2019. The increase was primarily attributable to a $603,000 increase in loan related fees, partially offset by a $216,000 decrease in the wealth management revenue and a $65,000 decrease in net gain on sales of investments.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $2.1 million during the year ended December 31, 2020 as compared to 2019. The increase was primarily attributable to a $791,000 increase in data processing expenses, a $525,000 increase in occupancy and equipment expenses, and a $444,000 increase in salaries and employee benefits.

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank is providing certain short-term loan modifications. In addition, the Bank is participating in the Paycheck Protection Program (“PPP”) as a lender. Some of the PPP loans we originated were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. The initial deadline for PPP loan applications to the SBA was August 8, 2020. Under this program, we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. As of December 31, 2020, we had received approval for forgiveness on 146 PPP loans totaling $11.2 million. At December 31, 2020, the Bank held 372 PPP loans totaling $41.3 million to qualifying businesses in its market areas, which included $434,000 of forgiven loans awaiting payments from the SBA. The CAA, 2021 renewed and extended the PPP until March 31, 2021, by authorizing an additional $284.5 billion for the program. As a result, in January 2021, the Bank began accepting and processing loan applications under this second PPP program. The SBA has recently released a simplified forgiveness process for PPP loans of $150,000 or less. At December 31, 2020 the Bank held 307 PPP loans of $150,000 or less with a combined balance of $13.5 million. We will also continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

The CARES Act and related bank regulatory guidance provided that short-term modifications of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications (e.g. generally up to 6 months) such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, as amended by the CAA, 2021, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) January 1, 2022.

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

At December 31, 2020, total loans with modifications granted were $45.2 million, or 4.0% of total loans outstanding. At that date, $90.8 million of total loans receivable that previously received a loan modification had resumed making normal scheduled loan payments. As of December 31, 2020, $44.4 million in loans had been granted modifications of greater than six months, of which $30.5 million were for loans in the hotel/motel category. In addition, eight loans, totaling $14.2 million, had been granted a second, third, or fourth payment deferment period.

The following table shows the balance of loans remaining on COVID-19 payment deferral modification at December 31, 2020, in accordance with the CARES Act:

	Balance of loans deferred 4 to 6 months	Balance of loans deferred longer than 6 months	Total deferrals	Total loans 12/31/20	% of loans on deferral as of 12/31/20
	(Dollars in thousands)
One-to-four family residential	$745	$1,027	$1,772	$381,960	0.5%
Multifamily	—	2,347	2,347	136,694	1.7%

Commercial:
Office	—	—	—	84,311	—%
Retail	—	3,972	3,972	114,117	3.5%
Mobile home park	—			28,094	—%
Hotel/motel	—	30,501	30,501	69,304	44.0%
Nursing home	—	6,368	6,368	12,868	49.5%
Warehouse	—	—	—	17,484	—%
Storage	—	—	—	33,671	—%
Other non-residential	—	—	—	25,416	—%
Total Commercial	—	40,841	40,841	385,265	10.6%

Construction/land	—	—	—	92,207	—%

Business:
Aircraft	—	—	—	10,811	—%
SBA	—	—	—	928	—%
PPP	—	—	—	41,251	—%
Other business	—	—	—	27,673	—%
Total business	—	—	—	80,663	—%

Consumer:
Classic/collectible auto	—	190	190	29,359	0.6%
Other consumer	—	—	—	11,262	—%
Total consumer	—	190	190	40,621	0.5%

Total loans with COVID-19 pandemic modifications	$745	$44,405	$45,150	$1,117,410	4.0%

Total loans with modifications granted were $45.2 million, or 4.0% of total loans outstanding, at December 31, 2020, including $44.4 million in loans that had been granted modifications of greater than six months, of which $30.5 million were for loans in the hotel/motel category. Prior to their modifications, the loans included in the above table were current on their loan payments. The Bank is monitoring its loan portfolio for delinquencies of loans that have not requested modifications under the CARES Act.

Business Strategy

Our long-term business strategy is to operate and grow First Financial Northwest Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily, construction/land, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength, and loan production capability by:

•Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, and delivering a consistent, high-quality level of professional service;
•Offering competitive deposit rates and developing customer relationships to diversify our deposit mix, growing lower cost deposits, attracting new customers, and expanding our footprint in the geographical area we serve;
•Utilizing wholesale funding sources, including but not limited to FHLB advances and acquiring deposits in the national brokered certificate of deposit market, to assist with funding needs and interest rate risk management efforts, as needed;
•Managing our loan portfolio to minimize concentration risk and diversify the types of loans within the portfolio;
•Managing credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin; and
•Improving profitability through disciplined pricing, expense control and balance sheet management, while continuing to provide excellent customer service.

As noted above, one of the Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities consistent with its current risk tolerance levels and asset/liability objectives. The Bank has created an SBA department, with the goal of achieving SBA preferred lender status in 2021, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

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

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period‑to‑period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. “Risk Factors – Risks Related to Our Lending - Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

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

    Fair Value. Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Assets. The following table details the changes in the composition of our assets at December 31, 2020 from December 31, 2019.

	Balance at December 31, 2020	Change from December 31, 2019	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$7,995	$(2,099)	(20.8)%
Interest-earning deposits	72,494	59,598	462.1
Investments available-for-sale, at fair value	127,551	(9,050)	(6.6)
Investments held-to-maturity	2,418	2,418	n/a
Loans receivable, net	1,100,582	(7,880)	(0.7)
FHLB stock, at cost	6,410	(599)	(8.5)
Accrued interest receivable	5,508	1,370	33.1
Deferred tax assets, net	1,641	140	9.3
OREO	454	—	—
Premises and equipment, net	22,579	113	0.5
BOLI	33,034	1,052	3.3
Prepaid expenses and other assets	1,643	(573)	(25.9)
ROU	3,647	1,438	65.1
Goodwill	889	—	—
Core deposit intangible	824	(144)	(14.9)
Total assets	$1,387,669	$45,784	3.4%

The $45.8 million increase in total assets during 2020 was primarily a result $60.1 million of deposit growth providing excess liquidity invested in interest-earning deposits. Additional factors in our asset growth are described below.

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, increased by $59.6 million to $72.5 million at December 31, 2020 from December 31, 2019. Loan repayments and deposit growth late in 2020 resulted in surplus funds held at the Federal Reserve at year end. We monitor the balance of these funds daily in relation to our expected funding needs and will reinvest the excess in higher interest-earning assets in 2021.

Investments available-for-sale. Our investments available-for-sale decreased by $9.1 million, or 6.6%, during 2020. During the year ended December 31, 2020, we had sales and maturities on $12.1 million of our securities, with an average yield of 2.88%. The sales of investments available-for-sale generated a net gain of $86,000 for the year ended December 31, 2020. The proceeds were partially reinvested in $13.4 million of investments with an expected yield of 3.34%. The decrease in the targeted federal funds rate in the second half of 2019 and first quarter of 2020 contributed to a decrease in the average yield on investment securities to 2.42% for 2020 from 3.11% in 2019. Securities purchased in 2020 included $7.9 million in fixed rate and $5.5 million in variable rate securities. In addition to the purchase and redemption activity, we received principal repayments of $12.8 million on our investments available-for-sale during 2020.

The effective duration of our securities portfolio increased to 2.55% at December 31, 2020 as compared to 2.54% at December 31, 2019. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased by $7.9 million during 2020 to $1.10 billion. During the year ended December 31, 2020, multifamily loans decreased $36.2 million, construction/land loans decreased $21.5 million and commercial real estate loans decreased $9.9 million. Partially offsetting these declines, business loans increased by $42.9 million, or 113.5% increase, as a result of PPP loans originated during the year. The Bank originated PPP loans to both new and existing customers, and held $41.3 million of these loans at December 31, 2020. In addition, consumer loans increased $10.4 million, or 34.5%, as the Bank increased its portfolio of classic or collectible car loans.

During 2020, we supplemented our loan originations and participations by purchasing $22.1 million in loans, which included $19.4 million of performing classic or collectible car loans. The loans were purchased at an average premium of 3.6% and included $1.2 million of loans secured by commercial real estate property located in Connecticut, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

During 2020, our nonperforming loans increased to $2.1 million at December 31, 2020 from $95,000 at December 31, 2019. as a result of one $2.1 million multifamily loan that was placed on nonaccrual status during 2020. Foreclosure proceedings were started during 2020, but were subsequently placed on hold as the borrower has a purchase and sale agreement on the underlying collateralized property that is expected to close in March 2021. The Bank does not expect to incur a loss on this loan. Nonperforming loans as a percent of our total loans increased to 0.19% at December 31, 2020, from 0.01% at December 31, 2019. Adversely classified loans, defined as substandard or below, increased to $2.6 million at December 31, 2020, from $629,000 at December 31, 2019. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2020	2019
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$—	$95	$(95)	(100.0)%
Multifamily	2,104	—	2,104	100.0
Total nonperforming loans	2,104	95	2,009	2,114.7
OREO	454	454	—	—
Total nonperforming assets	$2,558	$549	$2,009	365.9%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2020 relating to nonperforming loans totaled $82,000. There was no LIP related to nonperforming loans at December 31, 2020 or 2019. OREO remained at $454,000 at both December 31, 2020, and 2019. We did not foreclose on any properties during either 2020 or 2019. The stability in our nonperforming assets reflects the quality of our loan portfolio and our commitment to identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2020 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks related to the COVID-19 pandemic.

The ALLL was $15.2 million, or 1.36% of total loans receivable at December 31, 2020, as compared to $13.2 million, or 1.18% of total loans receivable at December 31, 2019. The following table details activity and information related to the ALLL for the years ended December 31, 2020 and 2019.

	At or For the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
ALLL balance at beginning of year	$13,218	$13,347
Provision (recapture of provision) for loan losses	1,900	(300)
Charge-offs	(2)	—
Recoveries	58	171
ALLL balance at end of year	$15,174	$13,218
ALLL as a percent of total loans	1.36%	1.18%
ALLL as a percent of nonperforming loans	721.17%	13,913.68%
Total nonperforming loans	$2,104	$95
Nonperforming loans as a percent of total loans	0.19%	0.01%
Total loans receivable	$1,117,410	$1,122,238
Total loans originated	295,823	350,406

Intangible assets. As a result of our Branch Acquisition in 2017, the Bank recognized goodwill of $889,000 and a core deposit intangible (“CDI”) of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017. The Company performed an impairment analysis at December 31, 2020, and determined that no impairment of goodwill and CDI existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.

The CDI was provided by a third party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount will amortize into noninterest expense on an accelerated basis over ten years and had a balance of $824,000 at December 31, 2020.

Deposits. During the year ended December 31, 2020, deposits increased $60.1 million from December 31, 2019. Details of deposit balances and their concentrations are as follows:

	December 31,
	2020		2019
	(Dollars in thousands)
Noninterest-bearing demand deposits	$91,285	8.3%	$52,849	5.1%
Interest-bearing demand	108,182	9.9	65,897	6.4
Statement savings	19,221	1.8	17,447	1.7
Money market	465,369	42.6	377,766	36.6
Certificates of deposit, retail	409,576	37.4	425,103	41.1
Certificates of deposit, brokered	—	—	94,472	9.1
Total deposits	$1,093,633	100.0%	$1,033,534	100.0%

The $60.1 million growth in retail deposits during 2020 was primarily the result of PPP disbursed funds remaining unused in borrower deposit accounts and due to organic deposit growth as we continued to focus on core deposit growth. Money market accounts grew by $87.6 million as the Bank competitively priced these products to increase these funding sources. In addition, interest-bearing demand accounts grew by $42.3 million and noninterest-bearing demand accounts grew by $38.4 million due in part to deposits related to PPP loans, as well as changes in customer spending habits as a result of COVID-19. Partially offsetting this growth, certificates of deposit decreased $15.5 million as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed runoff of these funds.

During 2020, growth in retail deposits with our expanded branch network allowed the Bank to reduce brokered certificates of deposit as a source of funds. In addition, the Bank exercised its call option on $24.5 million of brokered certificates of deposit, thereby reducing these brokered certificates of deposit to zero at December 31, 2020 from $94.4 million at December 31, 2019. While brokered certificates of deposit may carry a higher cost than our retail certificates, the Bank may utilize this source of funding in the future due to the enhanced call features on some of these deposits that assists us in our efforts to manage interest rate risk.

At December 31, 2020 and December 31, 2019, we held $59.2 million and $34.0 million in public funds, respectively, of which $31.7 million were retail certificates of deposit. These funds were secured at December 31, 2020 with the Washington State Public Deposit Protection Commission by $23.4. million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2020 were $120.0 million as compared to $137.7 million at December 31, 2019. At December 31, 2020, our FHLB advances consisted of $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, that are utilized in cash flow hedge agreements, as described below. At December 31, 2020, the Bank did not hold any purchased Fed Funds. The short-term nature of our advances and overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances change consistent with our asset/liability objectives. Our average borrowings during 2020 were $125.4 million. At December 31, 2020, all of our FHLB advances were due to mature in less than two months.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into six interest rate swap agreements with qualified institutions designated as cash flow hedge instruments. The agreements have an aggregate notional amount of $120.0 million, are for terms ranging from one to eight years with individual notional amounts ranging from $10.0 million to $50.0 million, and a weighted-average fixed rate of 1.22%. The remaining maturity of these agreements is from 10 months to seven years. In addition, the Bank entered into two forward-starting interest rate swap agreements with an effective date of October 25, 2021, notional amounts of $15.0 million and $10.0 million, for seven and eight years, respectively, and a weighted-average fixed rate of 0.80%.

Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding LIBOR index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2020, we recognized a $2.8 million fair value liability as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed our adherence to the International Swaps and Derivatives Association (“ISDA”) 2020 IBOR Fallbacks Protocol (“Protocol”) to prepare for the cessation of LIBOR by the end of 2021. The Protocol provides a mechanism for parties to bilaterally amend their existing derivatives transactions to incorporate ISDA’s fallback terms, providing for a clear transition from Libor to SOFR.

Stockholders’ Equity. Total stockholders’ equity remained stable at $156.3 million at December 31, 2020 and 2019. Increases to stockholders’ equity for the year ended December 31, 2020, included $8.6 million of net income and $1.6 million in net stock-based compensation. These increases were more than offset by a decrease to additional paid-in-capital of $5.7 million for the repurchase of 544,626 shares of stock, at an average price of $10.44 per share, and $3.9 million in shareholder cash dividends. In addition, accumulated other comprehensive loss, net of tax, decreased by $547,000 as a result of declines in the fair value of our derivatives and available-for-sale investments. Further, additional shares of common stock were issued from authorized shares due to restricted stock awards in 2020 totaling 28,548 shares, resulting in a decrease to additional paid-in-capital of $73,000.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

Net Interest Income. Net interest income in 2020 was $40.5 million, a $1.6 million or 4.0% increase from $38.9 million in 2019, due primarily to an $5.1 million decrease in interest expense partially offset by a $3.5 million decrease in interest income. Interest income decreased during the year ended December 31, 2020, primarily as a result of the decrease in average yield of interest-earning assets to 4.36% for the year ended December 31, 2020 from 4.88% for the year ended December 31, 2019, primarily as a result of the significant 150 basis point decrease in the targeted federal funds rate in March

2020 in response to the COVID-19 pandemic, and the ongoing historically low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields of the PPP loan portfolio. Average interest-earning assets increased $65.1 million, funded by a $36.1 million increase in average interest-bearing liabilities. The average cost of these funds decreased to 1.41% for the year ended December 31, 2020 from 1.92% for the year ended December 31, 2019, primarily as a result of the lower interest rate environment for much of 2020 and an improvement in the Company’s deposit mix. Specifically, average balances in lower cost interest bearing demand deposits increased to $92.8 million in 2020 compared to $50.5 million in 2019. In addition, average balances in noninterest bearing liabilities increased to $93.6 million from $63.7 million in 2019. These increases allowed the Company to reduce its higher cost brokered certificates of deposit, with average balances declining to $30.5 million in 2020 from $134.0 million in 2019. Our interest-bearing liabilities reprice faster than our interest‑earning assets in response to changes in market interest rates, mitigating the four basis point reduction in our net interest margin to 3.15% for the year ended December 31, 2020, from 3.19% for the year ended December 31, 2019. For more information, see “ Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,120,889	4.69%	$1,061,367	5.15%	$(2,090)
Investments available-for-sale	131,272	2.42	139,354	3.11	(1,156)
Investments held-to-maturity	2,312	0.99	—	—	23
Interest-earning deposits	25,108	0.21	13,634	2.15	(241)
FHLB stock	6,600	4.85	6,684	5.42	(42)
Total interest-earning assets	$1,286,181	4.36%	$1,221,039	4.88%	$(3,506)

During the year ended December 31, 2020, the $2.1 million decrease in loan interest income was the result of a decrease in the average loan yield to 4.69% for the year ended December 31, 2020, from 5.15% for the prior year. Partially offsetting the decrease in yield, the average balance of loans receivable increased $59.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. However, a large portion of this increase was the result of $52.1 million PPP loans originated during the year ended December 31, 2020. Prepayments of these loans or amounts forgiven by the SBA may increase the loan yield in periods of payoff with recognition of unamortized fees and costs. The impact to our loan yields is expected to cease completely after the payoff or maturity of these loans.

Interest income from investments available-for-sale decreased $1.2 million during 2020 primarily as a result of a decrease in the average balance of our investments and a decrease in the average yield to 2.42% from 3.11% as approximately half of our investment portfolio was comprised of variable rate securities which repriced during the lower interest rate environment existing throughout most of 2020. In addition, the average balance of these investments decreased $8.1 million for the year ended December 31, 2020, as compared to last year.

Interest income on interest-earning deposits decreased $241,000 during the year ended December 31, 2020, primarily as a result of a decrease in the average yield to 0.21% for the year ended December 31, 2020, from 2.15% for the year ended December 31, 2019, partially offset by an $11.5 million increase in the average balance of these deposits.

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$92,839	0.31%	$50,519	0.21%	$184
Statement savings accounts	18,369	0.08	21,920	0.13	(14)
Money market accounts	415,190	0.84	329,008	1.53	(1,530)
Certificates of deposit, retail	430,179	2.20	410,992	2.32	(75)
Certificates of deposit, brokered	30,492	2.38	134,045	2.45	(2,556)
Advances from the FHLB	125,392	1.31	129,899	2.09	(1,076)
Total interest-bearing liabilities	$1,112,461	1.41%	$1,076,383	1.92%	$(5,067)

Interest expense decreased $5.1 million to $15.6 million for the year ended December 31, 2020 from $20.7 million for the year ended December 31, 2019. The decrease in interest expense during 2020 was primarily a result of the decrease in the average cost of interest-bearing deposits of 48 basis points and the decrease in the average cost of our FHLB borrowings of 78 basis points reflecting lower market interest rates. The cost of interest-bearing deposits decreased between the periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. The average balances of interest-bearing deposits increased by $40.6 million although growth in our branch network allowed us to repay substantially all of our higher cost brokered certificate of deposit.

The average cost of our retail deposits decreased as a result of a lower interest rate environment and the improvement in the Company’s deposit mix noted earlier. Money market interest expense decreased by $1.5 million as a result of a 69 basis point decrease in the average cost of these funds partially offset by an $86.2 million increase in the average balance. The cost of retail and brokered certificates of deposit decreased by 12 and 7 basis points, respectively, as maturing deposits repriced down in the lower interest rate environment that existed during the final three quarters of 2020. Our average balance of brokered certificates of deposit decreased by $103.6 million during 2020 as reduced loan demand allowed these balances to be replaced by lower cost alternatives, including noninterest bearing and interest bearing demand accounts. Likewise, this growth in our lower cost demand deposits allowed the Bank to pay down certain FHLB advances, resulting in a $4.5 million decrease in the average balance of these borrowings for 2020. The average cost of FHLB advances declined 78 basis points between the years, resulting in borrowing interest expense decreasing by $1.1 million for the year ended December 31, 2020 as compared to prior year.

Provision for Loan Losses. Our provision for loan losses was $1.9 million for the year ended December 31, 2020, compared to a recapture of provision of $300,000 for the year ended December 31, 2019, resulting in an increase in the ALLL to total loans to 1.36% at December 31, 2020, from 1.18% at December 31, 2019. The provision in 2020 was primarily the result of COVID-19 related adjustments to qualitative economic factors considered in evaluating the ALLL against the probable losses inherent in the loan portfolio, along with reduction in loan grades on a portion of our commercial real estate portfolio, including $61.0 million in loans that were downgraded due in large part to the ongoing COVID-19 pandemic. In addition, any relationship that requested a COVID-19 related second loan payment deferral received additional scrutiny which resulted in some of these loans being downgraded. Higher adjustments were also made for our commercial real estate and construction/land portfolios to reflect the impact from the COVID-19 pandemic.

In comparison, the recapture of provision in 2019 was primarily the result of a construction/land loan with a balance of $12.5 million at December 31, 2019, that was in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at that time, and therefore funds previously allocated in the ALLL to this loan were recaptured. In addition, although total loans increased in 2019, the impact to the provision from this loan growth was offset by a shift in our loan concentrations to lower risk categories and a reduction in the historical risk loss factor related to the collateral on certain loan types.

Noninterest Income. Noninterest income increased $301,000 to $4.4 million for the year ended December 31, 2020 from $4.1 million for the year ended December 31, 2019. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2020	Change from December 31, 2019	Percentage Change
	(Dollars in thousands)
Deposit related fees	$755	$22	3.0%
Loan related fees	1,947	603	44.9
Gain on sale of investments, net	86	(65)	(43.0)
BOLI change in cash surrender value	982	(12)	(1.2)
Wealth management revenue	663	(216)	(24.6)
Other	9	(31)	(77.5)
Total noninterest income	$4,442	$301	7.3%

The largest change to our noninterest income was the $603,000 increase on loan related fees primarily as a result of loan prepayment penalties that increased by $838,000 for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Partially offsetting this increase was a $233,000 decline in loan related interest rate swap servicing fees. The Bank has an interest rate swap program for commercial loan customers, under which the customer participates in an interest rate swap with a third party broker institution for which the Bank receives a fee that is recognized at the time the loan is originated. The decline in 2020 was primarily due to the reduced customer demand for these interest rate swaps in 2020 compared to 2019.

    Wealth management revenue decreased by $216,000 in 2020, primarily as a result of a significant decline in face-to-face meetings during the ongoing COVID-19 pandemic, reducing opportunities for additional income. This line of business assists the Bank with providing options to our customers to more fully support their financial needs. Total assets managed by our wealth management division decreased to $88.0 million at December 31, 2020, from $96.0 million at December 31, 2019.
Our BOLI noninterest income remained stable with a slight decrease of $12,000 for the year ended December 31, 2020. We recognized the net $982,000 increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits.

The Bank sold certain available-for-sale securities during the year ended December 31, 2020, resulting in an $86,000 gain. In comparison, sales of investments for the year ended December 31, 2019, resulted in a $151,000 gain. During 2020, selected securities were strategically sold, with the funds reinvested in securities and loans that were expected to improve the Company’s total return on investments. These sales resulted in net gains at the time of sale and were impacted favorably in part by the Federal Reserve’s aggressive purchases of mortgage backed securities, which in turn resulted in more favorable pricing on securities sold in 2020.

Deposit related fees of $755,000 were recorded for the year ended December 31, 2020, a $22,000 increase over the prior year. As a result of our deposit growth and corresponding increase in customer transactions, our transactional based fee revenue also increased.

Noninterest Expense. Noninterest expense increased $2.1 million to $32.5 million for the year ended December 31, 2020 from $30.4 million for the year ended December 31, 2019. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2020	Change from December 31, 2019	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$20,039	$444	2.3%
Occupancy and equipment	4,237	525	14.1
Professional fees	1,707	17	1.0
Data processing	2,822	791	38.9
OREO related expenses, net	9	(25)	(73.5)
Regulatory assessments	547	240	78.2
Insurance and bond premiums	445	70	18.7
Marketing	197	(142)	(41.9)
Other general and administrative	2,510	175	7.5
Total noninterest expense	$32,513	$2,095	6.9%

The primary contributor to the increase in noninterest expense was our continued focus on product and branch expansion, including the implementation of a new online banking platform. For the year ended December 31, 2020, salary and employee benefits increased by $444,000 to $20.0 million due in part to a $1.3 million net increase from salaries, commissions and employees incentives reflecting in large part increased staffing at our new branches. Partially offsetting these increases, stock based compensation decreased $574,000, primarily due to the lower common stock price used to calculate the expense for ESOP shares allocated to employees for 2020. In addition, retirement benefit related expenses declined $184,000 from the prior year.

Occupancy and equipment expense increased $525,000 to $4.2 million during 2020 primarily as a result of the addition of two new branch locations in 2020 and additional expenses relating to COVID-19 enhancements made throughout our branch network. Lease expense increased by $185,000 and depreciation expense increased by $178,000, primarily as a result of additional leasehold improvements and fixed assets related to opening the new branches.

Data processing expense increased by $791,000 primarily as a combined result of increased loan and deposit transaction volume, and the implementation of a new online banking platform, as discussed above.

Regulatory assessments increased by $240,000 during 2020, as compared to 2019, as the application of $282,000 in FDIC small bank assessment credits reduced expenses in 2019. Partially offsetting these increases, marketing expenses decreased $142,000 during 2020, primarily due to a reduction in sponsored events due to the stay-at-home orders and other meeting limitations imposed in response to the COVID-19 pandemic.

Federal Income Tax Expense. We recorded a $1.9 million federal income tax provision for 2020, compared to $2.6 million for 2019. The decrease in federal income tax provision for 2020 was primarily the result of a $2.4 million decrease in pretax net income.

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

	Year Ended December 31,
	2020			2019			2018
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,120,889	$52,546	4.69%	$1,061,367	$54,636	5.15%	$995,810	$51,127	5.13%
Investments available-for-sale	131,272	3,173	2.42	139,354	4,329	3.11	141,100	4,126	2.92
Investments held-to-maturity	2,312	23	0.99	—	—	—	—	—	—
Interest-earning deposits	25,108	52	0.21	13,634	293	2.15	11,628	202	1.74
FHLB stock	6,600	320	4.85	6,684	362	5.42	8,748	458	5.24
Total interest-earning assets	1,286,181	56,114	4.36	1,221,039	59,620	4.88	1,157,286	55,913	4.83
Noninterest earning assets	75,423			73,125			70,110
Total average assets	$1,361,604			$1,294,164			$1,227,396
Interest-bearing liabilities:
Interest-bearing demand accounts	$92,839	$292	0.31%	$50,519	$108	0.21%	$40,360	$79	0.20%
Statement savings accounts	18,369	15	0.08	21,920	29	0.13	25,724	34	0.13
Money market accounts	415,190	3,497	0.84	329,008	5,027	1.53	326,075	3,550	1.09
Certificates of deposit, retail	430,179	9,474	2.20	410,992	9,549	2.32	350,603	5,825	1.66
Certificates of deposit, brokered	30,492	727	2.38	134,045	3,283	2.45	86,203	1,730	2.01
Total deposits	987,069	14,005	1.42	946,484	17,996	1.90	828,965	11,218	1.35
Advances from the FHLB and other borrowings	125,392	1,640	1.31	129,899	2,716	2.09	183,667	3,520	1.92
Total interest-bearing liabilities	1,112,461	15,645	1.41	1,076,383	20,712	1.92	1,012,632	14,738	1.46
Noninterest bearing liabilities	93,556			63,689			63,619
Average equity	155,587			154,092			151,145
Total average liabilities and equity	$1,361,604			$1,294,164			$1,227,396
Net interest income		$40,469			$38,908			$41,175

Net interest margin			3.15%			3.19%			3.56%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		115.62%		113.44%			114.28%
________________
(1) The average loans receivable, net balances include nonaccruing loans and deferred fees.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2020	Net Yield Year Ended December 31,
		2020	2019	2018
Yield on interest-earning assets:
Loans receivable, net	4.27%	4.69%	5.15%	5.13%
Investments available-for-sale	2.34	2.42	3.11	2.92
Investments held-to-maturity	0.99	0.99	n/a	n/a
Interest-earning deposits	0.10	0.21	2.15	1.74
FHLB stock	—	4.85	5.42	5.24
Total interest-earning assets	3.83	4.36	4.88	4.83
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.14	0.31	0.21	0.20
Statement savings accounts	0.04	0.08	0.13	0.13
Money market accounts	0.37	0.84	1.53	1.09
Certificates of deposit, retail	2.01	2.20	2.32	1.66
Certificates of deposit, brokered	—	2.38	2.45	2.01
Total interest-bearing deposits	1.01	1.42	1.90	1.35
Advances from the FHLB and other borrowings	1.40	1.31	2.09	1.92
Total interest-bearing liabilities	1.05	1.41	1.92	1.46
Interest rate spread	2.78	2.95	2.96	3.37
Net interest margin	n/a	3.15	3.19	3.56

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

	Year Ended December 31, 2020 Compared to December 31, 2019 Change in Interest			Year Ended December 31, 2019 Compared to December 31, 2018 Change in Interest
	2020			2019
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(5,154)	$3,064	$(2,090)	$143	$3,366	$3,509
Investments available-for-sale	(905)	(251)	(1,156)	254	(51)	$203
Investments held-to-maturity	23	—	23	—	—	$—
Interest-earning deposits	(488)	247	(241)	56	35	$91
FHLB stock	(37)	(5)	(42)	12	(108)	$(96)
Net change in interest income	(6,561)	3,055	(3,506)	465	3,242	3,707

Interest-bearing liabilities:
Interest-bearing demand accounts	94	90	184	9	20	29
Statement savings accounts	(9)	(5)	(14)	—	(5)	$(5)
Money market accounts	(2,847)	1,317	(1,530)	1,445	32	$1,477
Certificates of deposit, retail	(521)	446	(75)	2,721	1,003	$3,724
Certificates of deposit, brokered	(20)	(2,536)	(2,556)	593	960	$1,553
Advances from the FHLB	(982)	(94)	(1,076)	226	(1,030)	$(804)
Net change in interest expense	(4,285)	(782)	(5,067)	4,994	980	5,974
Net change in net interest income	$(2,276)	$3,837	$1,561	$(4,529)	$2,262	$(2,267)

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

We have utilized the following strategies in our efforts to manage interest rate risk:
•we are originating shorter term, higher yielding loans, whenever possible;
•we have attempted, where possible, to increase balances of non-maturity deposits with less rate sensitivity;
•we have invested in securities with relatively short average lives, generally less than eight years;
•we have added adjustable-rate loans to our loan portfolio;
•we have added brokered certificates of deposit with a call option as a funding source; and
•we have utilized interest rate swaps to effectively fix the rate on $120.0 million of FHLB advances.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 51.5% of our net loans were adjustable-rate loans at December 31, 2020. At that date, $362.8 million, or 63.1%, of these loans with a weighted-average interest rate of 4.54% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

Our income simulation model examines changes in net interest income in scenarios where interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 and 300 basis points is not reported as the current targeted federal funds rate is between 0.00% and 0.25%.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2020
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$43,333	4.33%
+200	42,496	2.32
+100	41,814	0.68
Base	41,533	—
(100)	41,698	0.40

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2020 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$161,119	$(14,063)	(8.03)%	12.29%	(1.01)%	$1,310,550
+200	166,000	(9,182)	(5.24)	12.41	(0.66)	1,337,494
+100	171,637	(3,545)	(2.02)	12.56	(0.25)	1,366,620
Base	175,182	—	—	12.56	—	1,395,211
(100)	162,158	(13,024)	(7.43)	11.57	(0.93)	1,401,710
__________
(1)No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.
(2)The net portfolio value is the difference between the present value of the discounted cash flows of assets and liabilities and represents the market value of the Company’s equity for any given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(3)The increase or decrease in the estimated net portfolio value at the indicated interest rates compared to the net portfolio value assuming no change in interest rates.
(4)Net portfolio value divided by the market value of assets.
(5)The increase or decrease in the net portfolio value divided by the market value of assets.
(6)The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

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

The COVID-19 pandemic may impact cash flow due to payment deferrals granted to borrowers who have been negatively impacted by the pandemic. To support the origination of PPP loans, the Federal Reserve Board authorized the Paycheck Protection Program Lending Facility (“PPPLF”) to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. While we currently do not intend to use the PPPLF, as we held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to organic deposit growth, we do have this and additional borrowings available to us from the FRB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2020, the undisbursed portion of construction LIP totaled $59.8 million and unused lines of credit were $34.8 million. In addition, we had commitments to originate loans of $6.0 million that includes a $3.9 million financial letter of credit. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2020 totaled $267.6 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2020 to borrow an additional $494.4 million from the FHLB, $82.2 million from the FRB and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is our retail deposits. When retail deposits are not sufficient to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs.

On a monthly basis, we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Our total stockholders’ equity was $156.3 million at December 31, 2020. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2020, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2020: Total capital to risk-weighted assets was 15.57%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.32%; and Tier 1 capital to total assets was 10.29%. At December 31, 2020, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2020 and 2019, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2020.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$5,990	$2,090	$3,900	$—	$—
Unused portion of lines of credit	34,820	11,445	1,794	4,573	17,008
Undisbursed portion of construction loans	59,824	38,019	21,805	—	—
Total commitments	$100,634	$51,554	$27,499	$4,573	$17,008

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

    The following table presents a summary of significant contractual obligations as of December 31, 2020, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Deposits (1)	$951,688	$121,846	$20,111	$—	$1,093,645
Term debt	120,000	—	—	—	120,000
Other long-term liabilities (2)	138	276	309	738	1,461
Lease commitments	713	1,258	824	1,286	4,081
Total contractual obligations	$1,072,539	$123,380	$21,244	$2,024	$1,219,187
___________
(1)Deposit accounts with indeterminate maturities, such as noninterest bearing, interest-bearing demand, savings and money market accounts are reflected as obligations due in less than one year.
(2)Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Item 8. Financial Statements and Supplementary Data

[Letterhead of Moss Adams LLP]

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
First Financial Northwest, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries’ (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $15.2 million at December 31, 2020. The allowance for loan losses is maintained to provide for specific losses on impaired loans and probable losses inherent in the loan portfolio. It is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, charge-off history, current economic conditions, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy underwriting standards, nature and volume of the loan portfolio, management’s experience level, loan review and loan grading, and the value of underlying collateral.

We identified management’s risk ratings of loans and the estimation of qualitative factors, both of which are used in the overall allowance for loan losses calculation, as a critical audit matter. The Company uses credit quality indicators, including internally determined risk ratings, to classify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. Determination of the risk ratings is inherently subjective and involves significant management judgement. The qualitative factors are used to estimate probable losses that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

a.Obtained an understanding of the design and implementation of internal controls over the accuracy of risk ratings of loans and the determination of the qualitative factors used in the allowance for loan loss calculation.
b.Tested a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately risk rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable based on the current facts and circumstances.
c.Obtained management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the supporting documentation provided by management.
d.Tested the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, evaluating the completeness and accuracy of the data used in the calculation, application of the risk ratings determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Moss Adams, LLP

Everett, Washington
March 12, 2021

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2020	2019
Assets
Cash on hand and in banks	$7,995	$10,094
Interest-earning deposits with banks	72,494	12,896
Investments available-for-sale, at fair value	127,551	136,601
Investments held-to-maturity, at amortized cost	2,418	—
Loans receivable, net of allowance of $15,174 and $13,218	1,100,582	1,108,462
Federal Home Loan Bank (“FHLB”) stock, at cost	6,410	7,009
Accrued interest receivable	5,508	4,138
Deferred tax assets, net	1,641	1,501
Other real estate owned (“OREO”)	454	454
Premises and equipment, net	22,579	22,466
Bank owned life insurance (“BOLI”)	33,034	31,982
Prepaid expenses and other assets	1,643	2,216
Right of use asset (“ROU”), net	3,647	2,209
Goodwill	889	889
Core deposit intangible, net	824	968
Total assets	$1,387,669	$1,341,885

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing deposits	$91,285	$52,849
Interest-bearing deposits	1,002,348	980,685
Total deposits	1,093,633	1,033,534
FHLB advances	120,000	137,700
Advance payments from borrowers for taxes and insurance	2,498	2,921
Lease liability, net	3,783	2,279
Accrued interest payable	211	285
Other liabilities	11,242	8,847
Total liabilities	1,231,367	1,185,566

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,736,875 shares at December 31, 2020, and 10,252,953 shares at December 31, 2019	97	103
Additional paid-in capital	82,095	87,370
Retained earnings, substantially restricted	78,003	73,321
Accumulated other comprehensive loss, net of tax benefit	(1,918)	(1,371)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,975)	(3,104)
Total stockholders’ equity	$156,302	$156,319
Total liabilities and stockholders’ equity	$1,387,669	$1,341,885
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2020	2019
Interest income
Loans, including fees	$52,546	$54,636
Investments available-for-sale	3,173	4,329
Investments held-to-maturity	23	—
Interest-earning deposits	52	293
Dividends on FHLB stock	320	362
Total interest income	$56,114	$59,620
Interest expense
Deposits	14,005	17,996
FHLB advances	1,640	2,716
Total interest expense	$15,645	$20,712
Net interest income	40,469	38,908
Provision (recapture of provision) for loan losses	1,900	(300)
Net interest income after provision (recapture of provision) for loan losses	$38,569	$39,208
Noninterest income
Net gain on sale of investments	86	151
BOLI income	982	994
Wealth management revenue	663	879
Deposit related fees	755	733
Loan related fees	1,947	1,344
Other	9	40
Total noninterest income	$4,442	$4,141
Noninterest expense
Salaries and employee benefits	20,039	19,595
Occupancy and equipment	4,237	3,712
Professional fees	1,707	1,690
Data processing	2,822	2,031
OREO related expenses, net	9	34
Regulatory assessments	547	307
Insurance and bond premiums	445	375
Marketing	197	339
Other general and administrative	2,510	2,335
Total noninterest expense	$32,513	$30,418
Income before provision for federal income taxes	10,498	12,931
Federal income tax provision	1,942	2,562
Net income	$8,556	$10,369

Basic earnings per common share	$0.88	$1.04
Diluted earnings per common share	$0.88	$1.03
Basic weighted average number of common shares outstanding	9,734,493	9,976,056
Diluted weighted average number of common shares outstanding	9,758,644	10,075,906

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019
	(In thousands)
Net income	$8,556	$10,369
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on available-for-sale securities	2,645	2,504
Tax provision	(556)	(526)
Reclassification adjustment for net gains realized in income	(86)	(151)
Tax benefit	18	32
Losses on cash flow hedges	(3,251)	(1,237)
Tax benefit	683	260
Other comprehensive (loss) income, net of tax	$(547)	$882
Total comprehensive income	$8,009	$11,251

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	10,369	—	—	10,369
Other comprehensive income	—	—	—	—	882	—	882
Exercise of stock options	2,000	—	21	—	—	—	21
Issuance of common stock - restricted stock awards, net	25,278	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	501	—	—	—	501
Allocation of 112,853 ESOP shares	—	—	570	—	—	1,128	1,698
Repurchase and retirement of common stock	(479,052)	(4)	(7,402)	—	—	—	(7,406)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividends declared and paid ($0.35 per share)	—	—	—	(3,478)	—	—	(3,478)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at December 31, 2019	10,252,953	103	87,370	73,321	(1,371)	(3,104)	156,319
Net income	—	—	—	8,556	—	—	8,556
Other comprehensive loss	—	—	—	—	(547)	—	(547)
Issuance of common stock - restricted stock awards, net	33,923	—	(73)	—	—	—	(73)
Compensation related to stock options and restricted stock awards	—	—	427	—	—	—	427
Allocation of 112,854 ESOP shares	—	—	71	—	—	1,129	1,200
Repurchase and retirement of common stock	(544,626)	(6)	(5,700)	—	—	—	(5,706)
Canceled common stock - restricted stock awards	(5,375)	—	—	—	—	—	—
Cash dividends declared and paid ($0.40 per share)	—	—	—	(3,874)	—	—	(3,874)
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,556	$10,369
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture of provision) for loan losses	1,900	(300)
OREO market value adjustments	—	29
Net amortization of premiums and discounts on investments	767	835
Gain on sale of investments available-for-sale	(86)	(151)
Depreciation of premises and equipment	2,170	1,840
Loss on sale of premises and equipment	—	5
Decrease in deferred federal income taxes	5	109
Allocation of ESOP shares	1,200	1,698
Stock compensation expense	427	501
Increase in cash surrender value of BOLI	(982)	(994)
Annuity income	(43)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	291	153
Right of use asset	678	553
Advance payments from borrowers for taxes and insurance	(423)	(12)
Accrued interest receivable	(1,370)	(70)
Lease liability	(612)	(483)
Accrued interest payable	(74)	(193)
Other liabilities	(430)	(809)
Net cash provided by operating activities	11,974	13,080
Cash flows from investing activities:
Proceeds from sales and call of investments	12,082	14,260
Principal repayments on investments	12,809	7,395
Purchases of investments available-for-sale	(13,963)	(14,417)
Purchases of investments held-to-maturity	(2,375)	—
Net decrease (increase) in loans receivable	5,980	(85,258)
Purchases of premises and equipment	(2,283)	(2,980)
Redemption of FHLB stock	599	301
Proceeds from BOLI	—	310
Purchase of BOLI	(70)	(1,457)
Net cash provided by (used in) investing activities	12,779	(81,846)
Cash flows from financing activities:
Net increase in deposits	60,099	94,502
Advances from the FHLB	267,000	350,200
Repayments of advances from the FHLB	(284,700)	(359,000)
Proceeds from stock options exercises	—	21
Net share settlement of stock awards	(73)	(93)
Repurchase and retirement of common stock	(5,706)	(7,406)
Dividends paid	(3,874)	(3,478)
Net cash provided by financing activities	$32,746	$74,746
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Net increase in cash and cash equivalents	$57,499	$5,980
Cash and cash equivalents at beginning of year	22,990	17,010
Cash and cash equivalents at end of year	$80,489	$22,990

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,720	$21,383
Federal income taxes	1,655	2,175
Noncash transactions:
Change in unrealized gain on investments available-for-sale	2,559	2,353
Change in unrealized losses on cash flow hedge	(3,251)	(1,237)
Initial recognition of right-of-use asset for new leases	2,116	2,762
Initial recognition of lease liability for new leases	2,116	2,762

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

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville, Bothell, Kent and Kirkland. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In Pierce County, two branch offices serve Gig Harbor and University Place. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

First Financial Diversified Corporation (“FFD”), a wholly-owned subsidiary of First Financial Northwest, held a portfolio of one-to-four family, land and consumer loans that were serviced by the Bank, however, in 2019, FFD’s loan portfolio had been fully paid off.

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

Subsequent Events

    The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. Effective March 26, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at December 31, 2020, and a required balance of $750,000 at December 31, 2019, that was met by holding cash and maintaining an average balance with the FRB.

Investments

    Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. At December 31, 2020, we had held-to-maturity and available-for-sale, but no trading securities. At December 31, 2019, we had no held-to-maturity or trading securities.

Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are reported at fair value, which is the amortized cost.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Consumer and other loans are typically managed in the same manner. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is doubtful. The Company did not designate loans with payment deferrals granted due to the COVID-19 pandemic as delinquent in accordance with

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provisions of The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (the “CAA, 2021”) and related regulatory guidance.

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

Troubled Debt Restructurings

    Certain loan modifications or restructurings are accounted for as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Examples of these modifications or restructurings include advancement of maturity date, accepting interest only payments for a period of time, or granting an interest rate concession for a period of time. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level-yield method over the modification period. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off. The Company elected to apply the temporary relief under the CARES Act and related regulatory guidance to certain eligible short-term modifications, past due loans, and modifications. Qualifying loan modifications were not classified as TDR for accounting or disclosure purposes until 180 days following a loan's initial modification under the CARES Act and related regulatory guidance at which time those loans were classified as a TDR.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Additional analysis was completed on the ALLL during 2020 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance.

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

Other Real Estate Owned

OREO consists principally of properties acquired through foreclosure and is originally stated at estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the ALLL.

Subsequent to the transfer of foreclosed assets held for sale, the assets are recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Subsequent write-downs in value are charged to noninterest expense. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed estimated fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements Adopted in 2020

    In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosure requirements regarding transfers between Level 1 and Level 2 of the fair value hierarchy and changes in unrealized gains and losses for recurring Level 3 fair value measurements. In addition, the amendments modified and added certain disclosure requirements for Level 3 fair value measurements. The Company adopted ASU 2018-13 this ASU as of January 1, 2020, with no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in de-designation of the hedging relationship if certain criteria are met. The Company is party to interest rate swap arrangements where the reference rate is LIBOR. This ASU was effective when issued, with elective adoption. The Company has adopted this ASU with no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

    ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses (“ACL”) through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted for smaller reporting companies, such as the Company. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ACL including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment in converting the ALLL to the ACL for the loan or investment portfolios that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities with certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company is in the process of compiling historical and industry data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. Until the evaluation is complete, however, any potential increase to our allowance for credit losses will not be known. The Company intends to adopt ASU 2016-13 in the first quarter of 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In October 2020, FASB issued ASU 2020-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2020 and 2019, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,797	$491	$—	$13,288
Freddie Mac	4,116	200	—	4,316
Ginnie Mae	16,513	617	(3)	17,127
Other	10,691	100	(62)	10,729
Municipal bonds	16,483	963	—	17,446
U.S. Government agencies	41,084	88	(537)	40,635
Corporate bonds	24,001	221	(212)	24,010
	$125,685	$2,680	$(814)	$127,551

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,605	$128	$(104)	$15,629
Freddie Mac	4,196	96	—	4,292
Ginnie Mae	23,239	140	(329)	23,050
Other	11,407	66	(25)	11,448
Municipal bonds	10,675	272	(36)	10,911
U.S. Government agencies	46,672	13	(935)	45,750
Corporate bonds	25,500	372	(351)	25,521
	$137,294	$1,087	$(1,780)	$136,601

There were $2.4 million of investments classified as held-to-maturity at December 31, 2020, and none at December 31, 2019. In January 2020, the Bank purchased three annuity contracts to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. The annuities are reported at amortized cost as investments held-to-maturity on the Company’s Consolidated Balance Sheet. The amortized cost is considered the fair value of the investment.

     The amortized cost and estimated fair value of investments available-for-sale at December 31, 2020, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments, are shown separately.

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	8,977	8,905
Due after five years through ten years	18,259	18,469
Due after ten years	54,332	54,717
	81,568	82,091
Mortgage-backed investments	44,117	45,460
	$125,685	$127,551

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $23.4 million and $19.0 million were pledged as collateral for public deposits at December 31, 2020, and 2019, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2020, and 2019, there were no investments pledged as collateral for FHLB advances.

Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Proceeds	$12,082	$14,260
Gross gains	189	190
Gross losses	(103)	(39)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2020 and 2019.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$—	$—	$—	$—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	1,311	(3)	1,311	(3)
Other	—	—	5,942	(62)	5,942	(62)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	1,716	(11)	30,991	(526)	32,707	(537)
Corporate bonds	—	—	5,794	(212)	5,794	(212)
	$1,716	$(11)	$44,038	$(803)	$45,754	$(814)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,340	$(104)	$—	$—	$8,340	$(104)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	156	—	12,921	(329)	13,077	(329)
Other	2,843	(7)	6,000	(18)	8,843	(25)
Municipal bonds	3,257	(36)	—	—	3,257	(36)
U.S. Government agencies	12,266	(201)	31,490	(734)	43,756	(935)
Corporate bonds	1,996	(12)	7,161	(339)	9,157	(351)
	$28,858	$(360)	$57,572	$(1,420)	$86,430	$(1,780)

At December 31, 2020, and 2019, the Company had 20 and 37 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2020, and December 31, 2019, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2020 and 2019, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”) at December 31, 2020, and 2019 are summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$206,323	$210,898
Permanent non-owner occupied	175,637	161,630
	381,960	372,528
Multifamily:
Permanent	136,694	172,915
	136,694	172,915
Commercial real estate:
Permanent	385,265	395,152
	385,265	395,152
Construction/land: (1)
One-to-four family residential	33,396	44,491
Multifamily	51,215	40,954
Commercial	5,783	19,550
Land	1,813	8,670
	92,207	113,665

Business	80,663	37,779
Consumer	40,621	30,199
Total loans	1,117,410	1,122,238
Less:
Deferred loan fees, net	1,654	558
ALLL	15,174	13,218
Loans receivable, net	$1,100,582	$1,108,462
____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At that time, the loans will be classified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2020, we classified $51.2 million of multifamily loans, $1.8 million of commercial land loans and $5.8 million of commercial real estate loans as construction/land loans to facilitate the review of the composition of our loan portfolio. At December 31, 2019, $38.6 million of multifamily loans, $8.7 million of commercial land loans, $3.5 million one-to-four family residential and $18.3 million of commercial real estate loans were reclassified to the construction/land category.

At December 31, 2020, and 2019, there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2020, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 34.2%, commercial real estate and multifamily loans were 34.5% and 12.2%, respectively, and construction/land loans were 8.3% of the total loan portfolio. Consumer and business loans accounted for the remaining 10.8% of the loan portfolio. During the year ended December 31, 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. PPP loans included in commercial business loans totaled $41.3 million, all of which are fully guaranteed by the SBA. The Bank expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. Included in the one-to-four family residential, multifamily, commercial real estate, and business loan portfolios at December 31, 2020 were $420,000, $12.3 million, $68.5 million, and $15.1 million respectively, to the Company’s five largest borrowing relationships.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2020, and 2019, was as follows:

December 31, 2020
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$30,627	Due within one year	$294,220
After one year through three years	92,301	After one year through three years	82,153
After three years through five years	106,298	After three years through five years	98,296
After five years through ten years	107,788	After five years through ten years	100,495
Thereafter	205,232	Thereafter	—
	$542,246		$575,164

December 31, 2019
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$29,997	Due within one year	$297,221
After one year through three years	63,055	After one year through three years	102,248
After three years through five years	68,659	After three years through five years	137,487
After five years through ten years	126,762	After five years through ten years	86,404
Thereafter	207,055	Thereafter	3,350
	$495,528		$626,710

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

    Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on the risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine‑point risk rating system. A description of the general characteristics of the risk grades is as follows:

•Grades 1 through 5: These grades are considered to be “pass” credits. These include assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list (grade 5), where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Grade 8: These credits are classified as “doubtful” have well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near term recovery and no realistic strengthening action of significance is pending.

    As of December 31, 2020, and 2019, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at December 31, 2020, and 2019 by type and risk category:

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$376,918	$132,243	$316,955	$89,957	$80,208	$40,477	$1,036,758
Pass, grade 5 (watch)	3,914	2,347	52,375	2,250	455	144	61,485
Special mention	601	—	15,935	—	—	—	16,536
Substandard	527	2,104	—	—	—	—	2,631
Total	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$366,472	$170,810	$386,620	$98,892	$37,779	$30,157	$1,090,730
Pass, grade 5 (watch)	4,891	—	8,007	2,249	—	42	15,189
Special mention	536	2,105	525	12,524	—	—	15,690
Substandard	629	—	—	—	—	—	629
Total	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated. The analysis of pooled loans excluded PPP loans as the Bank expects the majority of PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.

	At or For the Year Ended December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	28	—	30	—	—	—	58
(Recapture) provision	119	(241)	1,538	(33)	102	415	1,900
Ending balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174

General reserve	$3,173	$1,366	$6,127	$2,189	$1,242	$1,069	$15,166
Specific reserve	8	—	—	—	—	—	8

Loans:
Total Loans	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410
Loans collectively evaluated for impairment (1) (3)	$379,333	134,590	368,596	92,207	80,663	40,621	1,096,010
Loans individually evaluated for impairment (2)	2,627	2,104	16,669	—	—	—	21,400
____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.
(3) PPP loans totaling $41.3 million were excluded from the collectively evaluated pool when calculating the ALLL as payment on these loans is guaranteed by the SBA.

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

Past Due Loans. At December 31, 2020, total past due loans comprised 0.24% of total loans as compared to 0.19% at December 31, 2019.

The following tables represent a summary at December 31, 2020, and 2019, of the aging of loans by type:

	Loans Past Due as of December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$77	$—	$—	$77	$206,246	$206,323
Non-owner occupied	159	—	—	159	175,478	175,637
Multifamily	—	—	2,104	2,104	134,590	136,694
Commercial real estate	—	—	—	—	385,265	385,265
Construction/land	—	—	—	—	92,207	92,207
Total real estate	236	—	2,104	2,340	993,786	996,126
Business	275	—	—	275	80,388	80,663
Consumer	38	—	—	38	40,583	40,621
Total	$549	$—	$2,104	$2,653	$1,114,757	$1,117,410
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2020.

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
________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2019.

Nonaccrual Loans. The following table is a summary of nonaccrual loans at December 31, 2020, and 2019, by type of loan:

	December 31,
	2020	2019
	(In thousands)
One-to-four family residential	$—	$95
Multifamily	2,104	—
Total nonaccrual loans	$2,104	$95

Nonperforming loans were $2.1 million and $95,000 at December 31, 2020, and 2019, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2020, and 2019, were $82,000 and $12,000, respectively.

The following tables summarize the loan portfolio at December 31, 2020, and 2019, by type and payment activity:

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$381,960	$134,590	$385,265	$92,207	$80,663	$40,621	$1,115,306
Nonperforming	—	2,104	—	—	—	—	2,104
Total	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410
____________
(1) There were $206.3 million of owner-occupied one-to-four family residential loans and $175.6 million of non-owner occupied one-to-four family residential loans classified as performing.

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

At December 31, 2020, there were no commitments to advance funds related to impaired loans. At December 31, 2019, there was $3.1 million committed to be advanced on an impaired $12.5 million construction loan.

The following tables present a summary of loans individually evaluated for impairment at December 31, 2020, and 2019, by the type of loan:

	At December 31, 2020
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$274	$365	$—
Non-owner occupied	1,031	1,031	—
Multifamily	2,104	2,104	—
Commercial real estate	16,669	16,669	—
Total	20,078	20,169	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	502	549	6
Non-owner occupied	820	820	2
Total	1,322	1,369	8
Total impaired loans:
One-to-four family residential:
Owner occupied	776	914	6
Non-owner occupied	1,851	1,851	2
Multifamily	2,104	2,104	—
Commercial real estate	16,669	16,669	—
Total	$21,400	$21,538	$8
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table presents a summary of the average recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2020 and 2019, by the type of loan:

	Year Ended December 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$380	$18	$852	$36
Non-owner occupied	1,207	69	1,833	94
Multifamily	2,104	186	421	111
Commercial real estate	10,568	684	2,038	90
Construction/land	5,635	—	7,143	834
Consumer	—	—	43	—
Total	19,894	957	12,330	1,165

Loans with an allowance:
One-to-four family residential:
Owner occupied	503	9	509	34
Non-owner occupied	1,206	52	2,092	93
Commercial real estate	—	—	48	—
Total	1,709	61	2,649	127

Total impaired loans:
One-to-four family residential:
Owner occupied	883	27	1,361	70
Non-owner occupied	2,413	121	3,925	187
Multifamily	2,104	186	421	111
Commercial real estate	10,568	684	2,086	90
Construction/land	5,635	—	7,143	834
Consumer	—	—	43	—
Total	$21,603	$1,018	$14,979	$1,292

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2020	2019
	(In thousands)
Performing TDRs	$3,869	$5,246
Nonaccrual TDRs	—	—
Total TDRs	$3,869	$5,246

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

    The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2020			2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Principal and interest with interest rate concession	—	$—	$—	7	$1,360	$1,360
Advancement of maturity date	—	—	—	3	694	694
Commercial real estate:
Advancement of maturity date	1	1,249	1,249	1	855	855
Total	1	$1,249	$1,249	11	$2,909	$2,909

The CARES Act, signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, as amended by the CAA, 2021, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) January 1, 2022. At December 31, 2020, total loans receivable included $45.2 million of loans that were on active short-term deferrals under the CARES Act and related regulatory guidance. Loan modifications in accordance with the CARES Act are still subject to an impairment evaluation.

At December 31, 2020 and 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, there were no payment defaults on loans modified as TDRs within the previous 12 months.

At December 31, 2020, and 2019, the Bank had no loans outstanding with executive officers or directors.

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Balance at beginning of year	$454	$483
Market value adjustments	—	(29)
Balance at end of year	$454	$454

OREO at December 31, 2020, consisted of $454,000 in commercial real estate properties. At December 31, 2020, there was one $2.1 million multifamily loan and no mortgage loans secured by residential real estate in the process of foreclosure.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2020, and 2019:

	December 31,
	2020	2019
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	20,213	20,213
Leasehold improvements	5,273	4,040
Furniture, fixtures and equipment	5,847	5,506
Computer hardware and software	3,703	3,297
	37,262	35,282
Less accumulated depreciation and amortization	(15,168)	(13,043)
Construction in process	485	227
Total premises and equipment, net	$22,579	$22,466

Depreciation and amortization expense was $2.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.

Note 6 - Fair Value of Financial Instruments

The Company measures the fair value of financial instruments for reporting in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. Fair values of assets or liabilities are based on estimates of the exit price, which is the price that would be received to sell an asset or paid to transfer a liability. When available, observable market transactions or market information is used. The fair value estimate of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral.

The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect its estimate for market assumptions.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$13,288	$—	$13,288	$—
Freddie Mac	4,316	—	4,316	—
Ginnie Mae	17,127	—	17,127	—
Other	10,729	—	10,729	—
Municipal bonds	17,446	—	17,446	—
U.S. Government agencies	40,635	—	40,635	—
Corporate bonds	24,010	—	24,010	—
Total available-for-sale investments	$127,551	$—	$127,551	$—

Liabilities:
Derivative fair value liability	$2,825	$—	$2,825	$—

	December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$15,629	$—	$15,629	$—
Freddie Mac	4,292	—	4,292	—
Ginnie Mae	23,050	—	23,050	—
Other	11,448	—	11,448
Municipal bonds	10,911	—	10,911	—
U.S. Government agencies	45,750	—	45,750	—
Corporate bonds	25,521	—	25,521	—
Total available-for-sale investments	136,601	—	136,601	$—
Derivative fair value asset	426	—	426	—
Total fair value assets	$137,027	$—	$137,027	—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2020, and 2019.

	December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$21,392	$—	$—	$21,392
OREO	454	—	—	454
Total	$21,846	$—	$—	$21,846
_______________
(1) Total value of impaired loans is net of $8,000 of specific reserves on performing TDRs.

	December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$19,939	$—	$—	$19,939
OREO	454	—	—	454
Total	$20,393	$—	$—	$20,393
________________
(1) Total value of impaired loans is net of $31,000 of specific reserves on performing TDRs.

    The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans (1)	$21,392	Discounted cash flows	Expected values of future cash flows	0.0% (0.00%)
OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.00%)
_______________
(1) Total value of impaired loans is net of $8,000 of specific reserves on performing TDRs.

	December 31, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$19,939	Discounted cash flows	Expected values of future cash flows	0.0% (0.00%)
OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.00%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The fair value calculation of the Company’s financial instruments attempts to incorporate market conditions at a specific point in time. The underlying assumptions are generally subjective and involve uncertainties. Therefore, these fair value estimates are not intended to represent the underlying value of the Company as a whole.

    The carrying amounts and estimated fair values of financial instruments at December 31, 2020, and 2019, were as follows:

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,995	$7,995	$7,995	$—	$—
Interest-earning deposits	72,494	72,494	72,494	—	—
Investments available-for-sale	127,551	127,551	—	127,551	—
Investments held-to-maturity	2,418	2,418	—	2,418	—
Loans receivable, net	1,100,582	1,101,559	—	—	1,101,559
FHLB stock	6,410	6,410	—	6,410	—
Accrued interest receivable	5,508	5,508	—	5,508	—

Financial Liabilities:
Deposits	684,057	684,057	684,057	—	—
Certificates of deposit, retail	409,576	418,118	—	418,118	—
Advances from the FHLB	120,000	120,006	—	120,006	—
Accrued interest payable	211	211	—	211	—
Derivative fair value liability	2,825	2,825	—	2,825	—

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$10,094	$10,094	$10,094	$—	$—
Interest-earning deposits	12,896	12,896	12,896	—	—
Investments available-for-sale	136,601	136,601	—	136,601	—
Loans receivable, net	1,108,462	1,096,499	—	—	1,096,499
FHLB stock	7,009	7,009	—	7,009	—
Accrued interest receivable	4,138	4,138	—	4,138	—
Derivative fair value asset	426	426	—	426	—

Financial Liabilities:
Deposits	513,959	513,959	513,959	—	—
Certificates of deposit, retail	425,103	430,418	—	430,418	—
Certificates of deposit, brokered	94,472	94,556	—	94,556	—
Advances from the FHLB	137,700	137,706	—	137,706	—
Accrued interest payable	285	285	—	285	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Loans receivable	$5,031	$3,518
Investments	477	603
Interest-earning deposits	—	17
	$5,508	$4,138

Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Noninterest-bearing	$91,285	$52,849
Interest-bearing demand	108,182	65,897
Statement savings	19,221	17,447
Money market	465,369	377,766
Certificates of deposit, retail (1)	409,576	425,103
Certificates of deposit, brokered	—	94,472
	$1,093,633	$1,033,534
_______________
(1) Shown net of $12,000 and $28,000 unamortized purchase accounting adjustment on December 31, 2020, and 2019, respectively.

At December 31, 2020, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2021	$267,621
2022	63,288
2023	58,555
2024	18,522
2025	1,590
thereafter	—
$409,576

Deposits included public funds of $59.2 million and $34.0 million at December 31, 2020 and 2019, respectively.
Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2020, and 2019, were $135.6 million and $130.6 million, respectively. Interest expense on certificates equal to or exceeding $250,000 totaled $3.0 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively.

Included in total deposits are accounts of $2.1 million at both December 31, 2020, and 2019, which are controlled by related parties.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Interest-bearing demand	$292	$108
Statement savings	15	29
Money market	3,497	5,027
Certificates of deposit, retail	9,474	9,549
Certificates of deposit, brokered	727	3,283
	$14,005	$17,996

Note 9 - Other Borrowings

The Bank maintained credit facilities with the FHLB at December 31, 2020, and 2019, totaling $614.4 million and $588.7 million, respectively. At December 31, 2020, the credit facility was collateralized by $255.5 million of single-family residential mortgages, $196.2 million of commercial real estate loans and $72.1 million of multifamily loans under a blanket lien arrangement. At December 31, 2019, the credit facility was collateralized by $240.8 million of single-family residential mortgages, $186.9 million of commercial real estate loans, and $79.0 million of multifamily loans under a blanket lien arrangement. The Bank also had $82.2 million of unused line-of-credit facilities with the FRB and $75.0 million with other financial institutions at December 31, 2020, with interest payable at the then stated rate.

    Summary information related to outstanding advances at the FHLB during the years ended December 31, 2020, and 2019 consisted of the following:

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$160,000	$184,500
Average borrowing outstanding during year	125,392	129,899
Balance outstanding at end of year	120,000	137,700
Average rate paid during the year	1.31%	2.09%
Weighted-average rate paid at end of year	0.36	1.84

At December 31, 2020, all $120.0 million of FHLB advances were due to mature in 2021.

Note 10 - Leases

    The Company follows ASC topic 842, Leases, recognizing a ROU and lease liabilities included on the Company’s consolidated balance sheets. At December 31, 2020, the Company had thirteen operating leases for retail branch locations. The remaining initial lease terms range from 2 months to 10.1 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. Short term leases, having a term of one year or less, are expensed in the period of the lease. To calculate the present value of future lease payments, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2020, the Company was committed to paying $67,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Total lease expense included in the Company’s Consolidated Income Statement includes the amortized lease expense under ASC topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The Company’s consolidated balance sheet includes the ROU and lease liability. The following table includes details on these items at and for the years ended December 31, 2020, and 2019.

	December 31, 2020	December 31, 2019
	(in thousands)
Lease expense	$936	$752
Right-of-use asset	3,647	2,209
Lease liability	3,783	2,279

Weighted average remaining term (in years)	7.23	6.1
Weighted average discount rate	2.10%	2.94%

    The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2020 and the discounted lease liability at that date:

December 31, 2020
(in thousands)
Due through one year	$713
Due after one year through two years	690
Due after two years through three years	569
Due after three years through four years	462
Due after four years through five years	362
Due after five years	1,286
Total minimum lease payments	4,082
Less: present value discount	299
Lease liability	$3,783

    The Company has secured a lease for a new retail branch in Issaquah, Washington, that commenced in August 2020 and opened in March 2021. The initial lease term is for 66 months and includes three extensions options of five years each. The first five-year extension is included in the lease liability calculation. The monthly rent, not including variable items, is $4,000 with a 3% annual increase thereafter.

Note 11 - Derivatives

    The Company uses derivative financial instruments in the form of interest rate swap agreements, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The hedged items have a total notional amount of $120.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have four to eight year terms, with remaining terms ranging from 9 months to 7.17 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.22% on the notional amount of $10.0 million to $50.0 million. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes this amount as part of FHLB advances interest expense on the Consolidated Income Statement. The Company has secured two forward-starting interest rate swap agreements, effective October 25, 2021, with a total notional amount of $25.0 million, for seven and eight year terms, respectively, and a weighted-average fixed interest of 0.80%.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month LIBOR interest received from the counterparty. At December 31, 2020, the $2.8 million net fair value loss of the cash flow hedges was reported with other liabilities. The tax effected amount of $2.2 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2020 or 2019, related to ineffectiveness.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of derivative instruments as of December 31, 2020 and 2019:

	Balance Sheet Location	Fair Value at December 31, 2020	Fair Value at December 31, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	(Other liabilities) other assets	$(2,825)	$426

The following table presents the net unrealized gains (losses) on derivative instruments, net of tax, included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019:

	Location	2020 Amount of Loss Recognized In OCI, net of tax	2019 Amount of Loss Recognized In OCI, net of tax
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other Comprehensive Income	$(2,568)	$(977)

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

    The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.35% for 2020 and 5.51% for 2019) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2020	2019
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	101.7%	101.7%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2020, or 2019, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $138.3 million and $164.6 million for the plan years ended June 30, 2019 and June 30, 2018, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions during the years ended December 31, 2020 and 2019 were:

2020		2019
Date Paid	Amount	Date Paid	Amount
(In thousands)
12/8/2020	$171	10/8/2019	$37
		12/6/2019	503
Total	$171	Total	$540

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $235,000 and $74,000 of compensation expense for the years ended December 31, 2020, and 2019, respectively. At December 31, 2020, a $1.5 million liability was included in other liabilities on the Company’s consolidated balance sheet in support of the expected current and future benefit payments on these agreements. In addition, in January 2020, the Company purchased three annuity contracts, totaling $2.4 million, to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $266,000 and $333,000 to the plan for the years ended December 31, 2020, and 2019, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2020, and 2019.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	2020	2019
	(In thousands)
ESOP contribution expense	$1,200	$1,698
Dividends on unallocated ESOP shares used to reduce ESOP contribution	124	148

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Shares held by the ESOP at December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
Allocated shares	1,495,307	1,382,453
Unallocated shares	197,493	310,347
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$2,251	$4,637

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At December 31, 2020, there were 1,172,268 total shares available for grant under the 2016 Plan, including 286,134 shares available to be granted as restricted stock.

    Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the both the 2008 Plan and 2016 Plan for the years ended December 31, 2020, and 2019, was $427,000 and $501,000, respectively. The related income tax benefit was $90,000 and $105,000 for the years ended December 31, 2020, and 2019, respectively.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    There were no stock options granted in 2020. There were 50,000 stock options granted in 2019, however, these shares were forfeited later in the year.

    A summary of the Company’s stock option plan awards activity for the year ended December 31, 2020 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	313,000	$10.34		$1,440,310
Outstanding at December 31, 2020	313,000	10.34	2.98	$397,890
Expected to vest assuming a 3% forfeiture rate over the vesting term	313,000	10.34	2.98	397,890
Exercisable at December 31, 2020	313,000	10.34	2.98	397,890

As of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock Awards

    A summary of changes in nonvested restricted stock awards for the year ended December 31, 2020, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	16,698	16.53
Granted	33,923	11.27
Vested	(34,393)	12.72
Nonvested at December 31, 2020	16,228	13.61

Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

As of December 31, 2020, there was $36,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2020, and 2019 were $437,000 and $459,000, respectively.

Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Current	$1,937	$2,453
Deferred	5	109
Total income tax expense	$1,942	$2,562

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31, 2020, and 2019, on pretax income is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Income tax expense at statutory rate	$2,205	$2,715
Income tax effect of:
Tax exempt interest, net	(23)	(25)
BOLI income, net	(200)	(203)
Other, net	(40)	75
Total income tax expense	$1,942	$2,562

The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
ALLL	$3,187	$2,775
Reserve for unfunded commitments	74	90
Deferred compensation	309	272
Net unrealized loss on investments available-for-sale	—	146
Net unrealized loss on derivative fair value	594	—
Reserve for uncollected interest	45	—
Employee benefit plans	424	487
OREO market value adjustments	10	10
Accrued expenses	141	93
Core deposit intangible	42	30
Expenses to facilitate branch acquisition	22	24
Split dollar life insurance	78	67
Lease liability	794	479
Total deferred tax assets	5,720	4,473
Deferred tax liabilities:
FHLB stock dividends	4	16
Loan origination fees and costs	1,031	940
Net unrealized gain on investments available for sale	392	—
Gain on fair value of cash flow hedge	—	89
Fixed assets	1,785	1,387
Goodwill	42	29
Right of use asset	766	464
Other, net	59	47
Total deferred tax liabilities	$4,079	$2,972
Deferred tax assets, net	$1,641	$1,501

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2020 and 2019, the Company had no net operating loss carryforward.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2020, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company. In addition, the Company has determined that neither the enactment of the CAA, 2021, nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income taxes.

The Company had no unrecognized tax benefits at December 31, 2020 or 2019, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2017.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices, and until August 30, 2018, First Financial Northwest was subject to similar capital regulations. The Company was not subject to regulatory requirements for bank holding companies at December 31, 2020, and 2019, as its assets were less than the $3.0 billion threshold.

The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets.

As of December 31, 2020, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

    First Financial Northwest Bank’s actual capital amounts and ratios at December 31, 2020, and 2019, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020:
Total risk-based capital	$152,610	15.57%	$78,406	8.00%	$98,008	10.00%

Tier 1 risk-based capital	140,319	14.32	58,805	6.00	78,406	8.00

Common equity tier 1 capital (“CET1”)	140,319	14.32	44,103	4.50	63,705	6.50

Tier 1 leverage capital	140,319	10.29	54,551	4.00	68,189	5.00

December 31, 2019:
Total risk-based capital	$148,048	14.38%	$82,359	8.00%	$102,949	10.00%

Tier 1 risk-based capital	135,170	13.13	61,769	6.00	82,359	8.00

Common equity tier 1 capital (“CET1”)	135,170	13.13	46,327	4.50	66,917	6.50

Tier 1 leverage capital	135,170	10.27	52,630	4.00	65,787	5.00

    In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2020, the Bank’s conservation buffer was 7.57%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $100.6 million at December 31, 2020, and $129.7 million at December 31, 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, Kent, Kirkland, University Place, Gig Harbor, and Issaquah, all in Washington. For more information on the Company’s lease commitments, see Note 10 - Leases.

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2020	2019
	(In thousands)
Assets
Cash and cash equivalents	$82	$235
Interest-bearing deposits	14,346	18,456
Investment in subsidiaries	141,376	136,907
Receivable from subsidiaries	689	990
Deferred tax assets, net	2	—
Other assets	28	46
Total assets	$156,523	$156,634

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$64	$128
Deferred tax liability, net	—	2
Other liabilities	157	185
Total liabilities	221	315
Stockholders’ equity	156,302	156,319
Total liabilities and stockholders’ equity	$156,523	$156,634

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$56	$153
Total operating income	56	153
Operating expenses:
Other expenses	1,648	1,732
Total operating expenses	1,648	1,732
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,592)	(1,579)
Federal income tax benefit	(360)	(363)
Loss before equity in undistributed loss of subsidiaries	(1,232)	(1,216)
Equity in undistributed earnings of subsidiaries	9,788	11,585
Net income	$8,556	$10,369

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$8,556	$10,369
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(9,788)	(11,585)
Dividends received from subsidiary	4,888	6,525
ESOP, stock options, and restricted stock compensation	24	19
Change in deferred tax liability, net	(4)	—
Change in receivables from subsidiaries	9	(9)
Change in payables to subsidiaries	(64)	81
Change in other assets	18	6
Changes in other liabilities	(28)	2
Net cash provided by operating activities	3,611	5,408
Cash flows from investing activities:
ESOP loan repayment	1,421	1,354
Net cash provided in investing activities	1,421	1,354
Cash flows from financing activities:
Proceeds from exercise of stock options	—	21
Proceeds for vested awards	358	383
Net share settlement of stock awards	(73)	(93)
Repurchase and retirement of common stock	(5,706)	(7,406)
Dividends paid	(3,874)	(3,478)
Net cash used by financing activities	(9,295)	(10,573)
Net decrease in cash	(4,263)	(3,811)
Cash and cash equivalents at beginning of year	18,691	22,502
Cash and cash equivalents at end of year	$14,428	$18,691

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands, except share data)
Net income	$8,556	$10,369
Earnings allocated to participating securities	(14)	(16)
Earnings allocated to common shareholders	$8,542	$10,353

Basic weighted-average common shares outstanding	9,734,493	9,976,056
Dilutive effect of stock options	20,460	93,446
Dilutive effect of restricted stock grants	3,691	6,404
Diluted weighted-average common shares outstanding	9,758,644	10,075,906

Basic earnings per share	$0.88	$1.04
Diluted earnings per share	$0.88	$1.03

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Options to purchase additional 203,000 shares of common stock were not included in the computation of diluted EPS at December 31, 2020, as the incremental shares under the treasury stock method of calculation resulted in them being antidilutive. At December 31, 2019, there were no anti-dilutive shares outstanding related to options to acquire common stock..

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2020 and 2019:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019
	(In thousands)
Gain on sales of investment securities (1)	$86	$151
BOLI income (1)	982	994
Wealth management revenue	663	879
Deposit servicing fees	277	284
Debit card and ATM fees	478	449
Loan servicing fees	1,517	681
Loan interest swap servicing fees	430	663
Other	9	40
Total noninterest income	$4,442	$4,141
____________
(1) Not in scope of Topic 606

    For the year ended December 31, 2020, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At December 31, 2020, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Note 19 - Subsequent Events

On February 1, 2021, the Company began repurchasing shares of common stock under the repurchase plan approved by the Company’s Board of Directors on December 21, 2020, authorizing the repurchase of approximately 486,000 shares of the Company’s common stock. At March 8, 2021, the Company had repurchased 80,422 shares at an average price of $12.96 per share. At this date, 405,578 shares remained available for repurchase under this plan.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In late February 2021, we discovered that the lead bank on loans we had participated in had downgraded certain loans to special mention. We are in the process of conducting an independent analysis of these loans. If we determine it is appropriate, the result will be a downgrade of approximately $5.4 million in these commercial real estate participation loans (secured by nursing home/rehabilitation facilities), we estimate that this could impact our ALLL for the quarter ending March 31, 2021, by an amount between $400,000 and $500,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2020 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2020, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2020, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of December 31, 2020, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2020 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

    For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2020, our Audit Committee was composed of Directors Joann E. Lee (Chairman), Richard M. Riccobono and Ralph C. Sabin. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Richard M. Riccobono and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Joann E. Lee, Richard M. Riccobono and Ralph C. Sabin are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.
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

(a)Security Ownership of Certain Beneficial Owners and Management.

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

    (d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	313,000	$10.34	—
2016 Equity Incentive Plan (1)	—	—	1,172,268
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	313,000	$10.34	1,172.268
    ___________________
(1) The shares available for grant under the 2016 Equity Incentive Plan include 286,134 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

    The information required by this item under the section captioned "Proposal 4- Ratification of the appointment of Moss Adams as our independent auditor for 2021” in the Proxy Statement is incorporated herein by reference.

Table of Contents
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
4.2	Description of Capital Stock of First Financial Northwest
+10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
+10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
+10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
+10.4	2008 Equity Incentive Plan (6)
+10.5	2016 Equity Incentive Plan (7)
+10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan(8)
+10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
+10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (3)
+10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
+10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
+10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
+10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
+10.13	Offer letter for Randy T. Riffle (12)
+10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
+10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
+10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (14)
+10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (15)
+10.18	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza (16)
14
Code of Business Conduct and Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on the Company’s website at www.ffnwb.com pursuant to Regulation S-K section 229.406(c))

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
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
(12)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.
(13)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.
(14)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(15)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(16) Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 21, 2020.

“+” indicates management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 12, 2021	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Stevens	Chairman of the Board and Director	March 12, 2021
Daniel L. Stevens

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 12, 2021
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 12, 2021
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	First Vice President and Controller	March 12, 2021
Christine A. Huestis	(Principal Accounting Officer)

/s/ Diane C. Davis	Director	March 12, 2021
Diane C. Davis

/s/ Joann E. Lee	Director	March 12, 2021
Joann E. Lee

/s/ Roger H. Molvar	Director	March 12, 2021
Roger H. Molvar

/s/ Richard M. Riccobono	Director	March 12, 2021
Richard M. Riccobono

/s/ Ralph C. Sabin	Director	March 12, 2021
Ralph C. Sabin