Form 10-Q
period 2021-03-31
First Financial Northwest, Inc.
filed 2021-05-12
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 7, 2021, 9,692,339 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	March 31, 2021	December 31, 2020
Assets
	(Unaudited)
Cash on hand and in banks	$7,211	$7,995
Interest-earning deposits	75,023	72,494
Investments available-for-sale, at fair value	168,042	127,551
Investments held-to-maturity, at amortized cost	2,413	2,418
Loans receivable, net of allowance of $15,502 and $15,174	1,098,832	1,100,582
Federal Home Loan Bank ("FHLB") stock, at cost	6,465	6,410
Accrued interest receivable	5,702	5,508
Deferred tax assets, net	1,163	1,641
Other real estate owned ("OREO")	454	454
Premises and equipment, net	22,512	22,579
Bank owned life insurance ("BOLI"), net	33,357	33,034
Prepaid expenses and other assets	3,398	1,643
Right of use asset (“ROU”), net	3,976	3,647
Goodwill	889	889
Core deposit intangible, net	789	824
Total assets	$1,430,226	$1,387,669

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$114,437	$91,285
Interest-bearing deposits	1,019,218	1,002,348
Total deposits	1,133,655	1,093,633
FHLB advances	120,000	120,000
Advance payments from borrowers for taxes and insurance	4,813	2,498
Lease liability, net	4,123	3,783
Accrued interest payable	197	211
Other liabilities	8,995	11,242
Total liabilities	1,271,783	1,231,367

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,692,610 shares at March 31, 2021, and 9,736,875 shares at December 31, 2020	97	97
Additional paid-in capital	81,099	82,095
Retained earnings	79,455	78,003
Accumulated other comprehensive loss, net of tax	(515)	(1,918)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,693)	(1,975)
Total stockholders' equity	158,443	156,302
Total liabilities and stockholders' equity	$1,430,226	$1,387,669
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$12,624	$13,474
Investments available-for-sale	735	919
Investments held-to-maturity	13	—
Interest-earning deposits	12	31
Dividends on FHLB stock	79	76
Total interest income	13,463	14,500
Interest expense
Deposits	2,299	4,366
Borrowings	418	470
Total interest expense	2,717	4,836
Net interest income	10,746	9,664
Provision for loan losses	300	300
Net interest income after provision for loan losses	10,446	9,364
Noninterest income
BOLI income	269	254
Wealth management revenue	160	165
Deposit related fees	200	176
Loan related fees	132	392
Other	3	3
Total noninterest income	764	990
Noninterest expense
Salaries and employee benefits	4,945	5,212
Occupancy and equipment	1,100	1,071
Professional fees	532	430
Data processing	697	694
OREO related expenses, net	1	1
Regulatory assessments	121	144
Insurance and bond premiums	124	120
Marketing	29	64
Other general and administrative	580	532
Total noninterest expense	8,129	8,268
Income before federal income tax provision	3,081	2,086
Federal income tax provision	584	402
Net income	$2,497	$1,684
Basic earnings per common share	$0.26	$0.17
Diluted earnings per common share	$0.26	$0.17
Basic weighted average number of common shares outstanding	9,490,058	9,896,234
Diluted weighted average number of common shares outstanding	9,566,671	9,978,060

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$2,497	$1,684
Other comprehensive income (loss), before tax:
Unrealized holding losses on investments available-for-sale	(1,952)	(327)
Tax effect	410	68
Gains (losses) on cash flow hedges	3,728	(3,713)
Tax effect	(783)	780
Other comprehensive income (loss), net of tax	1,403	(3,192)
Total comprehensive income (loss)	$3,900	$(1,508)

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319
Net income	—	—	—	1,684	—	—	1,684
Other comprehensive loss, net of tax	—	—	—	—	(3,192)	—	(3,192)
Issuance of common stock - restricted stock awards, net	16,228	—	(73)	—	—	—	(73)
Compensation related to stock options and restricted stock awards	—	—	80	—	—	—	80
Allocation of 28,214 ESOP shares	—	—	99	—	—	283	382
Repurchase and retirement of common stock	(79,395)	(1)	(1,119)	—	—	—	(1,120)
Canceled common stock - restricted stock awards	(5,375)	—	—	—	—	—	—
Cash dividend declared and paid ($0.10 per share)	—	—	—	(988)	—	—	(988)
Balances at March 31, 2020	10,184,411	$102	$86,357	$74,017	$(4,563)	$(2,821)	$153,092

	Three Months Ended March 31, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302
Net income	—	—	—	2,497	—	—	2,497
Other comprehensive income, net of tax	—	—	—	—	1,403	—	1,403
Exercise of stock options	2,000	—	21				21
Issuance of common stock - restricted stock awards, net	45,593	1	(39)	—	—	—	(38)
Compensation related to stock options and restricted stock awards	—	—	96	—	—	—	96
Allocation of 28,213 ESOP shares	—	—	89	—	—	282	371
Repurchase and retirement of common stock	(89,019)	(1)	(1,163)	—	—	—	(1,164)
Canceled common stock - restricted stock awards	(2,839)	—	—	—	—	—	—
Cash dividend declared and paid ($0.11 per share)	—	—	—	(1,045)	—	—	(1,045)
Balances at March 31, 2021	9,692,610	$97	$81,099	$79,455	$(515)	$(1,693)	$158,443

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,497	$1,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	300
Net amortization of premiums and discounts on investments	257	235
Depreciation of premises and equipment	531	538
Deferred federal income taxes	105	122
Allocation of ESOP shares	371	382
Stock compensation expense	96	80
BOLI income	(269)	(254)
Annuity income	(13)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(817)	(72)
Decrease (increase) in ROU	190	(237)
Increase in advance payments from borrowers for taxes and insurance	2,315	2,039
Increase in accrued interest receivable	(194)	(164)
(Decrease) increase in lease liability	(179)	259
Decrease in accrued interest payable	(14)	(49)
Increase (decrease) in other liabilities	596	(1,731)
Net cash provided by operating activities	5,772	3,132
Cash flows from investing activities:
Proceeds from calls of investments available-for-sale	2,000	—
Principal repayments on investments available-for-sale	4,722	3,880
Purchases of investments available-for-sale	(49,422)	(2,371)
Net decrease in loans receivable	1,450	16,034
Purchase of FHLB stock	(55)	(1,001)
Purchase of premises and equipment	(464)	(663)
Purchase of BOLI	(54)	(54)
Net cash (used) provided by investing activities	(41,823)	15,825
Cash flows from financing activities:
Net increase (decrease) in deposits	$40,022	$(33,550)
Advances from the FHLB	—	199,000
Repayments of advances from the FHLB	—	(176,700)
Proceeds from stock options exercises	21	—
Net share settlement of stock awards	(38)	(73)
Repurchase and retirement of common stock	(1,164)	(1,120)
Dividends paid	(1,045)	(988)
Net cash provided (used) by financing activities	37,796	(13,431)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net increase in cash and cash equivalents	1,745	5,526
Cash and cash equivalents at beginning of period	80,489	22,990
Cash and cash equivalents at end of period	$82,234	$28,516

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,731	$4,884

Noncash items:
Change in unrealized loss on investments available-for-sale	$(1,952)	$(327)
Change in unrealized gain (loss) on cash flow hedge	3,728	(3,713)
Initial recognition of ROU	519	403
Initial recognition of lease liability	519	403

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

At March 31, 2021, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (“2020 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing (i) the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted this ASU in January 2021 with no material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted this ASU in January 2021 with no material impact on its consolidated financial statements.

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

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,556	$325	$(133)	$15,748
Freddie Mac	13,173	166	(488)	12,851
Ginnie Mae	24,896	278	(84)	25,090
Other	10,388	137	(21)	10,504
Municipal bonds	31,399	546	(507)	31,438
U.S. Government agencies	50,715	90	(449)	50,356
Corporate bonds	22,002	280	(227)	22,055
Total	$168,129	$1,822	$(1,909)	$168,042

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,797	$491	$—	$13,288
Freddie Mac	4,116	200	—	4,316
Ginnie Mae	16,513	617	(3)	17,127
Other	10,691	100	(62)	10,729
Municipal bonds	16,483	963	—	17,446
U.S. Government agencies	41,084	88	(537)	40,635
Corporate bonds	24,001	221	(212)	24,010
Total	$125,685	$2,680	$(814)	$127,551

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$3,884	$(133)	$—	$—	$3,884	$(133)
Freddie Mac	7,838	(488)	—	—	7,838	(488)
Ginnie Mae	10,649	(84)	—	—	10,649	(84)
Other	—	—	5,981	(21)	5,981	(21)
Municipal bonds	18,074	(507)	—	—	18,074	(507)
U.S. Government agencies	9,490	(16)	28,191	(433)	37,681	(449)
Corporate bonds	2,468	(32)	5,811	(195)	8,279	(227)
Total	$52,403	$(1,260)	$39,983	$(649)	$92,386	$(1,909)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$—	$—	$—	$—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	1,311	(3)	1,311	(3)
Other	—	—	5,942	(62)	5,942	(62)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	1,716	(11)	30,991	(526)	32,707	(537)
Corporate bonds	—	—	5,794	(212)	5,794	(212)
Total	$1,716	$(11)	$44,038	$(803)	$45,754	$(814)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 44 securities and 20 securities in an unrealized loss position, respectively, with 15 and 18 of these securities in an unrealized loss position for 12 months or more, at both March 31, 2021, and December 31, 2020, respectively. Management does not believe that any individual unrealized loss as of March 31, 2021, or December 31, 2020, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2021, and December 31, 2020, and determined that an OTTI charge was not warranted.

    The amortized cost and estimated fair value of investments available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$8,908	$8,946
Due after five years through ten years	16,134	16,232
Due after ten years	79,074	78,671
	104,116	103,849
Mortgage-backed investments	64,013	64,193
Total	$168,129	$168,042

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $24.2 million and $23.4 million were pledged as collateral for public deposits at March 31, 2021, and December 31, 2020, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended March 31, 2021, there was a $2.0 million call on one investment security that did not generate a gain or loss. For the three months ended March 31, 2020, there were no calls, sales, or maturities on investment securities.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At March 31, 2021, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheet. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$199,845	$206,323
Permanent non-owner occupied	179,401	175,637
	379,246	381,960

Multifamily	140,068	136,694

Commercial real estate	385,470	385,265

Construction/land:
One-to-four family residential	27,817	33,396
Multifamily	58,718	51,215
Commercial	5,837	5,783
Land	2,173	1,813
	94,545	92,207

Business	78,294	80,663
Consumer	38,768	40,621
Total loans	1,116,391	1,117,410

Less:
Deferred loan fees, net	2,057	1,654
ALLL	15,502	15,174
Loans receivable, net	$1,098,832	$1,100,582

    At March 31, 2021, loans totaling $496.2 million were pledged to secure borrowings from the FHLB compared to $523.8 million at December 31, 2020. In addition, loans totaling $127.4 million and $127.1 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at March 31, 2021 and December 31, 2020, respectively.

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

    As of March 31, 2021, and December 31, 2020, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2021, and December 31, 2020 by type and risk category:

	March 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$374,330	$135,685	$317,968	$92,294	$77,851	$38,731	$1,036,859
Pass, grade 5 (watch)	3,969	2,347	41,193	2,251	443	37	50,240
Special mention	422	—	26,309	—	—	—	26,731
Substandard	525	2,036	—	—	—	—	2,561
Total loans	$379,246	$140,068	$385,470	$94,545	$78,294	$38,768	$1,116,391

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$376,918	$132,243	$316,955	$89,957	$80,208	$40,477	$1,036,758
Pass, grade 5 (watch)	3,914	2,347	52,375	2,250	455	144	61,485
Special mention	601	—	15,935	—	—	—	16,536
Substandard	527	2,104	—	—	—	—	2,631
Total loans	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Bank will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific reserve in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional allowances for loan losses. In February 2021, the Company received notification that $5.4 million in commercial real estate participation loans had been downgraded by the lead bank to special mention. To date, the Company has not received sufficient information to make a final determination, and accordingly, the risk rating on these loans have not been further downgraded. At March 31, 2021, these loans that are secured by nursing home/rehabilitation facilities were current on their payments.

At March 31, 2021, total loans receivable included $45.2 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA. Although these loans were included in the population of loans collectively evaluated for impairment, no general reserve was allocated to them as these loans are 100% guaranteed by the SBA.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Recoveries	28	—	—	—	—	—	28
(Recapture) provision	(158)	(34)	765	4	(216)	(61)	300
Ending balance	$3,051	$1,332	$6,892	$2,193	$1,026	$1,008	$15,502

ALLL by category:
General reserve	$3,046	$1,332	$6,892	$2,193	$1,026	$1,008	$15,497
Specific reserve	5	—	—	—	—	—	5

Loans:
Total loans	$379,246	$140,068	$385,470	$94,545	$78,294	$38,768	$1,116,391
Loans collectively evaluated for impairment	376,722	138,032	368,911	94,545	78,294	38,768	1,095,272
Loans individually evaluated for impairment	2,524	2,036	16,559	—	—	—	21,119

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Recoveries	12	—	—	—	—	—	12
Provision (recapture)	9	51	134	(79)	(66)	251	300
Ending balance	$3,055	$1,658	$4,693	$2,143	$1,074	$907	$13,530

ALLL by category:
General reserve	$3,026	$1,658	$4,693	$2,143	$1,074	$907	$13,501
Specific reserve	29	—	—	—	—	—	29

Loans:
Total loans	$371,253	$169,468	$385,910	$107,401	$34,702	$37,225	$1,105,959
Loans collectively evaluated for impairment	367,395	167,364	384,653	91,751	34,702	37,225	1,083,090
Loans individually evaluated for impairment	3,858	2,104	1,257	15,650	—	—	22,869

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2021, past due loans were 0.21% of total loans receivable, as compared to 0.24% at December 31, 2020. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$199,845	$199,845
Non-owner occupied	—	—	—	—	179,401	179,401
Multifamily	—	—	2,036	2,036	138,032	140,068
Commercial real estate	—	—	—	—	385,470	385,470
Construction/land	—	—	—	—	94,545	94,545
Total real estate	—	—	2,036	2,036	997,293	999,329
Business	264	—	—	264	78,030	78,294
Consumer	37	—	—	37	38,731	38,768
Total loans	$301	$—	$2,036	$2,337	$1,114,054	$1,116,391
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2021.

	Loans Past Due as of December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$77	$—	$—	$77	$206,246	$206,323
Non-owner occupied	159	—	—	159	175,478	175,637
Multifamily	—	—	2,104	2,104	134,590	136,694
Commercial real estate	—	—	—	—	385,265	385,265
Construction/land	—	—	—	—	92,207	92,207
Total real estate	236	—	2,104	2,340	993,786	996,126
Business	275	—	—	275	80,388	80,663
Consumer	38	—	—	38	40,583	40,621
Total loans	$549	$—	$2,104	$2,653	$1,114,757	$1,117,410
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2020.

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
Multifamily	$2,036	$2,104
Total nonaccrual loans	$2,036	$2,104

Nonaccrual loans at both March 31, 2021, and December 31, 2020, consisted of one multifamily loan that was in the foreclosure process at those dates. Interest income that would have been recognized had the nonaccrual loan been performing in accordance with its original terms was $24,000 and $14,000 for the three months ended March 31, 2021, and 2020, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$379,246	$138,032	$385,470	$94,545	$78,294	$38,768	$1,114,355
Nonperforming	—	2,036	—	—	—	—	2,036
Total loans	$379,246	$140,068	$385,470	$94,545	$78,294	$38,768	$1,116,391
_____________

(1) There were $199.8 million of owner-occupied one-to-four family residential loans and $179.4 million of non-owner occupied one-to-four family residential loans classified as performing.

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$381,960	$134,590	$385,265	$92,207	$80,663	$40,621	$1,115,306
Nonperforming (2)	—	2,104	—	—	—	—	2,104
Total loans	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410
_____________

(1) There were $206.3 million of owner-occupied one-to-four family residential loans and $175.6 million of non-owner occupied one-to-four family residential loans classified as performing.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At March 31, 2021, and December 31, 2020, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2021
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$271	$359	$—
Non-owner occupied	936	936	—
Multifamily	2,036	2,098	—
Commercial real estate	16,559	16,559	—
Total	19,802	19,952	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	500	547	4
Non-owner occupied	817	817	1
Total	1,317	1,364	5

Total impaired loans:
One-to-four family residential:
Owner occupied	771	906	4
Non-owner occupied	1,753	1,753	1
Multifamily	2,036	2,098	—
Commercial real estate	16,559	16,559	—
Total	$21,119	$21,316	$5
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$273	$5	$433	$9
Non-owner occupied	984	16	1,388	21
Multifamily	2,070	46	2,105	46
Commercial real estate	16,614	161	1,262	22
Construction/land	—	—	14,087	150
Total	19,941	228	19,275	248

Loans with an allowance:
One-to-four family residential:
Owner occupied	501	8	504	9
Non-owner occupied	819	13	1,642	23
Total	1,320	21	2,146	32

Total impaired loans:
One-to-four family residential:
Owner occupied	774	13	937	18
Non-owner occupied	1,803	29	3,030	44
Multifamily	2,070	46	2,105	46
Commercial real estate	16,614	161	1,262	22
Construction/land	—	—	14,087	150
Total	$21,261	$249	$21,421	$280

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At March 31, 2021, the TDR portfolio totaled $3.8 million. At December 31, 2020, the TDR portfolio totaled $3.9 million. At both dates, all TDRs were performing according to their modified repayment terms.

At March 31, 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2021 and 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) January 1, 2022. At March 31, 2021, total loans receivable included $56.7 million of loans that were on active short-term deferrals under the CARES Act and related regulatory guidance. Loan modifications in accordance with the CARES Act are still subject to an impairment evaluation.

The following table presents TDR modifications during the three months ended March 31, 2021, and the recorded investment prior to and after the modification. There were no TDR modifications for the three months ended March 31, 2020.

	Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate
Advancement of maturity date	1	$1,241	$1,241
Total	$1	$1,241	$1,241

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2021, and March 31, 2020, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$454	$454
Market value adjustments	—	—
Balance at end of period	$454	$454

For the three months ended March 31, 2021, and 2020, there were no OREO properties sold and no market value adjustments taken on the properties in OREO. At March 31, 2021, OREO consisted of $454,000 in commercial real estate properties. At March 31, 2021, there was the $2.0 million multifamily loan discussed above and no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,748	$—	$15,748	$—
Freddie Mac	12,851	—	12,851	—
Ginnie Mae	25,090	—	25,090	—
Other	10,504	—	10,504	—
Municipal bonds	31,438	—	31,438	—
U.S. Government agencies	50,356	—	50,356	—
Corporate bonds	22,055	—	22,055	—
Total available-for-sale investments	168,042	—	168,042	—
Derivative fair value asset	903	—	903	—
	$168,945	$—	$168,945	$—

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$13,288	$—	$13,288	$—
Freddie Mac	4,316	—	4,316	—
Ginnie Mae	17,127	—	17,127	—
Other	10,729	—	10,729	—
Municipal bonds	17,446	—	17,446	—
U.S. Government agencies	40,635	—	40,635	—
Corporate bonds	24,010	—	24,010	—
Total available-for-sale investments	127,551	—	127,551	—

Liabilities:
Derivative fair value liability	$2,825	$—	$2,825	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2021, and December 31, 2020:

	Fair Value Measurements at March 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$21,114	$—	$—	$21,114
OREO	454	—	—	454
Total	$21,568	$—	$—	$21,568
_____________
(1) Total fair value of impaired loans is net of $5,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$21,392	$—	$—	$21,392
OREO	454	—	—	454
Total	$21,846	$—	$—	$21,846
_____________
(1) Total fair value of impaired loans is net of $8,000 of specific reserves on performing TDRs.

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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$21,114	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$21,392	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,211	$7,211	$7,211	$—	$—
Interest-earning deposits with banks	75,023	75,023	75,023	—	—
Investments available-for-sale	168,042	168,042	—	168,042	—
Investments held-to-maturity	2,413	2,413	—	2,413	—
Loans receivable, net	1,098,832	1,100,621	—	—	1,100,621
FHLB stock	6,465	6,465	—	6,465	—
Accrued interest receivable	5,702	5,702	—	5,702	—
Derivative fair value asset	903	903	—	903	—

Financial Liabilities:
Deposits	749,624	749,624	749,624	—	—
Certificates of deposit, retail	384,031	389,971	—	389,971	—
Advances from the FHLB	120,000	120,006	—	120,006	—
Accrued interest payable	197	197	—	197	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,995	$7,995	$7,995	$—	$—
Interest-earning deposits with banks	72,494	72,494	72,494	—	—
Investments available-for-sale	127,551	127,551	—	127,551	—
Investments held-to-maturity	2,418	2,418	—	2,418	—
Loans receivable, net	1,100,582	1,101,559	—	—	1,101,559
FHLB stock	6,410	6,410	—	6,410	—
Accrued interest receivable	5,508	5,508	—	5,508	—

Financial Liabilities:
Deposits	684,057	684,057	684,057	—	—
Certificates of deposit, retail	409,576	418,118	—	418,118	—
Advances from the FHLB	120,000	120,006	—	120,006	—
Accrued interest payable	211	211	—	211	—
Derivative fair value liability	2,825	2,825	—	2,825	—

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s consolidated balance sheets. At March 31, 2021, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from three months to 9.8 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2021, the Company was committed to paying $68,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the three months ended March 31, 2021, and 2020.

	March 31, 2021	March 31, 2020
	(dollars in thousands)
Lease expense	$256	$225
Right-of-use asset	3,976	2,446
Lease liability	4,123	2,538

Weighted average remaining term (in years)	6.84	6.64
Weighted average discount rate	1.97%	2.84%

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2021 and the discounted lease liability at that date:

March 31, 2021
(in thousands)
Due through one year	$791
Due after one year through two years	782
Due after two years through three years	645
Due after three years through four years	565
Due after four years through five years	420
Due after five years	1,216
Total minimum lease payments	4,419
Less: present value discount	(296)
Lease liability	$4,123

    The Company extended the existing lease in March 2021 at the branch located in Edmonds,Washington. The extended lease term is 60 months and the minimum rent due is $8,000, with a 3% annual increase.

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At March 31, 2021, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on one-month or three-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on three-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that reset at one-month or three-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt utilized to fund the interest rate swap as compared to the one-month or three-month LIBOR interest received from the counterparty. At March 31, 2021, a $903,000 net fair value asset of the cash flow hedges was reported with other assets. The tax effected amount of $713,000 was included in accumulated other comprehensive income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended March 31, 2021 or 2020, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of these derivative instruments as of March 31, 2021 and December 31, 2020:

	Balance Sheet Location	Fair Value at March 31, 2021	Fair Value at December 31, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets (Other liabilities)	$903	$(2,825)

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended March 31, 2021	Amount Recognized in OCI for the three months ended March 31, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$2,945	$(2,933)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At March 31, 2021, there were 311,000 stock options from the 2008 Plan vested and available for exercise at March 31, 2021, subject to the 2008 Plan provisions. At March 31, 2021, there were 1,081,082 total shares available for grant under the 2016 Plan, including 240,541 shares available to be granted as restricted stock.

For the three months ended March 31, 2021 and 2020, total compensation expense for both the 2008 Plan and 2016 Plan was $96,000 and $80,000, respectively, and the related income tax benefit was $20,000 and $17,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2021, follows:

	For the Three Months Ended March 31, 2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	313,000	$10.34		$397,890	$3.69
Exercised	(2,000)	10.77		5,920	4.16
Outstanding at March 31, 2021	311,000	10.34	2.73	1,217,380	3.69
Expected to vest assuming a 3% forfeiture rate over the vesting term	311,000	10.34	2.73	1,217,380	3.69
Exercisable at March 31, 2021	311,000	10.34	2.73	1,217,380	3.69

As of March 31, 2021, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the three months ended March 31, 2021.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2021, follows:

	For the Three Months Ended March 31, 2021
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	16,228	$13.61
Granted	45,593	13.78
Vested	(17,395)	13.62
Nonvested at March 31, 2021	44,426	13.78
Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093	13.78

As of March 31, 2021, there was $556,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eleven month vesting period.

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

    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except share data)
Net income	$2,497	$1,684
Less: Earnings allocated to participating securities	(11)	(3)
Earnings allocated to common shareholders	$2,486	$1,681

Basic weighted average common shares outstanding	9,490,058	9,896,234
Dilutive stock options	67,068	72,120
Dilutive restricted stock grants	9,545	9,706
Diluted weighted average common shares outstanding	9,566,671	9,978,060

Basic earnings per share	$0.26	$0.17
Diluted earnings per share	$0.26	$0.17

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended March 31, 2020, there were 40,000 anti-dilutive shares of common stock omitted from the computation.

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

Disaggregation of Revenue

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
BOLI change in cash surrender value (1)	$269	$254
Wealth management revenue	160	165
Deposit related fees	66	68
Debit card and ATM fees	134	108
Loan related fees	132	392
Other	3	3
Total noninterest income	$764	$990
_______________
(1) Not within scope of Topic 606

    For the three months ended March 31, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At March 31, 2021, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
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
•the economic impact of war or any terrorist activities; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services, including as a result of the CARES Act, the CAA, 2021 and recent COVID-19 vaccination efforts, and other risks detailed in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington. The Bank opened its newest branch in Issaquah, Washington, located in King County, in March 2021.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 42 other states and the District of Columbia, including concentrations in California, Utah, Oregon, Georgia and Florida of $33.0 million, $11.9 million, $11.4 million, $8.4 million and $7.9 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created an SBA department, and has affiliated with an SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the necessary infrastructure. When volumes support our becoming an SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is generally asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. Despite the significant 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, and the low interest rate environment, the Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits, the repricing of retail certificates of deposit at much lower rates, and the payoff of all brokered certificates of deposit. Our net interest margin has been adversely impacted by decreasing loan yields, partially mitigated during the quarter ended March 31, 2021, by recognition of unamortized deferred fee income on forgiven Paycheck Protection Program (“PPP”) loans. The Company expects the ongoing low interest rate environment will continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin may be adversely affected in the near term, if not longer.

An offset to net interest income is the provision for loan losses which is required to establish the ALLL at a level that adequately provides for potential losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank is providing certain short-term loan modifications. In addition, the Bank is participating in the PPP as a lender. Some of the PPP loans we originated were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. The initial deadline for PPP loan applications to the SBA was August 8, 2020. Under this program, we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. As of March 31, 2021, 374 PPP loans totaling $29.4 million had received loan forgiveness and were repaid under the PPP loan program. The CAA, 2021 renewed and extended the PPP until March 31, 2021, by authorizing an additional $284.5 billion for the program. The deadline for this second round of PPP was recently extended to May 31, 2021. During the current quarter, the Bank originated 236 PPP loans with an aggregate balance of $23.5 million. As of March 31, 2021, there were 324 PPP loans outstanding totaling $45.2 million as compared to 372 PPP loans totaling $41.3 million at December 31, 2020. The SBA has recently released a simplified forgiveness process for PPP loans of $150,000 or less. At March 31, 2021, 234 PPP loans have an outstanding balance of $150,000 or less, totaling $11.4 million, or 25.2% of PPP loans outstanding. Of these PPP loans, 145 loans totaling $3.3 million have an outstanding balance of $50,000 or less.

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

As of March 31, 2021, total loans with modifications granted under the CARES Act were $56.7 million, or 5.1% of total loans outstanding, an increase from $45.2 million, or 4.0% of total loans outstanding at December 31, 2020. At March 31, 2021, $71.9 million of total loans receivable that previously received a loan modification had resumed making normal scheduled loan payments. The increase in the quarter ended March 31, 2021, was primarily due to new modifications granted on loans related to an office building and a private tennis club. As of March 31, 2021, $49.1 million in loans had been granted modifications of greater than six months, of which $30.9 million were for loans in the hotel/motel category. The 14 loans with deferrals greater than six months had been granted a second, third, or fourth payment deferral period.

The following table shows the current balance of loans in a COVID-19 pandemic relief modification in accordance with the CARES Act:

	As of March 31, 2021
	Balance of loans deferred 4 - 6 months	Balance of loans deferred more than 6 months	Total deferrals	Total loans March 31, 2021	% of loans on deferral as of March 31, 2021
	(Dollars in thousands)
One-to-four family residential	$462	$1,589	$2,051	$379,246	0.5%
Multifamily	—	2,347	2,347	140,068	1.7
Commercial real estate:
Office	7,153	—	7,153	83,176	8.6
Retail	—	7,811	7,811	110,843	7.0
Mobile home park	—	—	—	29,708	—
Hotel/motel	—	30,869	30,869	65,475	47.1
Nursing home	—	6,368	6,368	12,852	49.5
Warehouse	—	—	—	17,435	—
Storage	—	—	—	33,498	—
Other non-residential	—	—	—	32,483	—
Total Commercial real estate	7,153	45,048	52,201	385,470	13.5
Construction/land	—	—	—	94,545	—
Business:
Aircraft	—	—	—	9,512	—
SBA	—	—	—	906	—
PPP	—	—	—	45,220	—
Other business	—	—	—	22,656	—
Total business	—	—	—	78,294	—
Consumer:
Classic/collectible auto	—	85	85	26,488	0.3
Other consumer	—	—	—	12,280	—
Total consumer	—	85	85	38,768	0.2
Total loans with COVID-19 pandemic modifications	$7,615	$49,069	$56,684	$1,116,391	5.1%

    Prior to their modifications, the loans included in the above table were current on their loan payments. The Bank is monitoring its loan portfolio for delinquencies of loans that have not requested modifications under the CARES Act.

Critical Accounting Policies

    Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the 2020 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2020 Form 10-K.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets were $1.43 billion at March 31, 2021, an increase of 3.1%, from $1.39 billion at December 31, 2020. The following table details the $42.6 million net change in the composition of our assets at March 31, 2021 from December 31, 2020.

	Balance at March 31, 2021	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,211	$(784)	(9.8)%
Interest-earning deposits with banks	75,023	2,529	3.5
Investments available-for-sale, at fair value	168,042	40,491	31.7
Investment held-to-maturity	2,413	(5)	(0.2)
Loans receivable, net	1,098,832	(1,750)	(0.2)
FHLB stock, at cost	6,465	55	0.9
Accrued interest receivable	5,702	194	3.5
Deferred tax assets, net	1,163	(478)	(29.1)
OREO	454	—	—
Premises and equipment, net	22,512	(67)	(0.3)
BOLI	33,357	323	1.0
Prepaid expenses and other assets	3,398	1,755	106.8
ROU	3,976	329	9.0
Goodwill	889	—	—
Core deposit intangible	789	(35)	(4.2)
Total assets	$1,430,226	$42,557	3.1%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $2.5 million during the three months ended March 31, 2021. Deposit growth of $40.0 million outpaced the growth in loans receivable providing excess funds invested in these deposits.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $40.5 million during the three months ended March 31, 2021. During this period, the Bank invested excess cash into higher yielding assets by purchasing 25 available-for sale investment securities that included $22.2 million of fixed rate securities and $24.1 million of variable rate securities. The purchases included $21.7 million in mortgage-backed securities, $13.0 million of municipal bonds and $11.7 million of U.S. Government agency securities. These purchases have an expected weighted average yield of 0.99%. During the three months ended March 31, 2021, the Bank did not sell any investments available-for-sale, however, $2.0 million of securities were called or paid-off early.

The effective duration of the investments available-for-sale at March 31, 2021, was 3.09% as compared to 2.55% at December 31, 2020. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable remained virtually unchanged at $1.1 billion at both March 31, 2021, and December 31, 2020. During the three months ended March 31, 2021, one-to-four family loans, business loans, and consumer loans decreased by $2.7 million, $2.4 million and $1.9 million, respectively. Partially offsetting these decreases, multifamily loans, construction/land development loans and commercial real estate loans increased by $3.4 million, $2.3 million and $205,000, respectively. During the three months ended March 31, 2021, the Bank originated $60.6 million of loans, which included $23.5 million of PPP loans.

At March 31, 2021 and December 31, 2020, the Bank’s construction loans totaled 64.0% and 61.6% of total capital, respectively, and total non-owner occupied commercial real estate was 391.8% and 390.1% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at March 31, 2021 and December 31, 2020. Total construction/land loans are net of $47.6 million and $59.8 million of LIP at March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021	December 31, 2020
	(In thousands)
Multifamily residential:
Micro-unit apartments	$11,708	$11,366
Other multifamily	128,360	125,328
Total multifamily residential	140,068	136,694

Non-residential:
Office	83,176	84,311
Retail	110,843	114,117
Mobile home park	29,708	28,094
Hotel / motel	65,475	69,304
Nursing home	12,852	12,868
Warehouse	17,435	17,484
Storage	33,498	33,671
Other non-residential	32,483	25,416
Total non-residential	385,470	385,265

Construction/land:
One-to-four family residential	27,817	33,396
Multifamily	58,718	51,215
Commercial	5,837	5,783
Land	2,173	1,813
Total construction/land	94,545	92,207
Total multifamily residential, non-residential and construction/land loans	$620,083	$614,166

Included in total construction/land loans at March 31, 2021, are $58.7 million of multifamily loans and $5.8 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2020, construction/land loans included $51.2 million of multifamily loans and $5.8 million of commercial real estate loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the three months ended March 31, 2021, the Bank purchased $9.9 million of loans and loan participations to borrowers located in Washington and other states, including $2.4 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At March 31, 2021, total loans secured by collateral located in California represented 3.0% of our total loans and total loans secured by collateral located outside the states of California and Washington represented 8.9% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At March 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$292,631	$78,201	$224,925	$85,216	$48,241	$10,204	$739,418
Pierce County	35,300	6,998	25,770	6,106	2,135	396	76,705
Snohomish County	29,776	8,599	14,217	972	16,558	1,127	71,249
Kitsap County	7,220	5	294	2,251	717	—	10,487
Other Washington Counties	11,275	23,269	50,582	—	1,062	118	86,306
California	2,608	9,825	13,634	—	818	6,094	32,979
Outside Washington and California (1)	436	13,171	56,048	—	8,763	20,829	99,247
Total loans	$379,246	$140,068	$385,470	$94,545	$78,294	$38,768	$1,116,391
_______________
(1) Includes loans in Utah, Oregon, Georgia and Florida of $11.9 million, $11.4 million, $8.4 million and $7.9 million, respectively, and loans in 37 other states and the District of Columbia.

Our five largest borrowing relationships, which represent 8.6% of our net loans, decreased by $557,000 to $95.7 million at March 31, 2021, from $96.3 million at December 31, 2020. The total number of loans represented by this group of borrowers remained steady at 13 loans at both March 31, 2021, and December 31, 2020. At March 31, 2021, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at March 31, 2021:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	2	$—	$12,185	$14,424	$26,609
Real estate investor	6	418	—	20,611	21,029
Real estate investor	2	—	—	18,274	18,274
Real estate investor	1	—	—	15,326	15,326
Real estate investor	2	—	—	14,468	14,468
Total	13	$418	$12,185	$83,103	$95,706
________
(1)     The composition of borrowers represented in the table may change between periods.
(2)    The one-to-four family residential loan is an owner occupied property. The commercial real estate loans are for non-owner occupied properties.

The ALLL increased to $15.5 million at March 31, 2021, from $15.2 million at December 31, 2020, and represented 1.39% and 1.36% of total loans receivable at March 31, 2021, and December 31, 2020, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL general allowance was primarily the result of the downgrade of $10.5 million of commercial real estate loans partially offset by improvements in the forecasted risk factors for all loan categories due to the improving economy. With the improved economic outlook as of March 31, 2021, and the expanding availability of the COVID-19 vaccine, the expected economic impact of the pandemic to the credit quality of our loan portfolio has diminished. The $45.2 million balance of PPP loans was omitted from the ALLL calculation at March 31, 2021, as these loans are fully guaranteed by the SBA. Management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. Impaired loans decreased $281,000 during the three months ended March 31, 2021. The specific reserves decreased by $3,000 as a result of amortization of the additional allowance set aside on loans with modifications and loan payoffs. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2021, and 2020 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2021, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2020 Form 10-K.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	March 31, 2021	December 31, 2020	Three Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,525	$2,627	$(102)
Commercial real estate	1,232	1,242	(10)
Total TDRs	$3,757	$3,869	$(112)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $112,000 at March 31, 2021, compared to December 31, 2020, as a result of principal repayments. In addition, at March 31, 2021, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at March 31, 2021, totaled $1.2 million and was secured by a commercial property located in King County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2021, total past due loans were $2.3 million, representing 0.21% of total loans receivable. At December 31, 2020, total past due loans were $2.7 million, representing 0.24% of total loans receivable.

    Nonperforming assets decreased by $68,000 during the first three months of 2021. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2021	December 31, 2020	Three Month Change
	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$2,036	$2,104	$(68)
Total nonaccrual loans	2,036	2,104	(68)

OREO	454	454	—
Total nonperforming assets (1)	$2,490	$2,558	$(68)
Nonperforming assets as a percent of total assets	0.17%	0.18%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at March 31, 2021.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our only nonaccrual loan at both March 31, 2021, and December 31, 2020, was a $2.0 million multifamily loan secured by a non-owner occupied multifamily residence located in King County, which is currently in foreclosure. During the three months ended March 31, 2021, $74,000 in rents previously held in receivership were released to the Company and applied towards outstanding payments and late fees owed on the loan. The receiver on the underlying collateral on this loan has multiple offers on the property and the Company expects the matter to be resolved in the second quarter of 2021 without incurring a loss.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.17% at March 31, 2021, and 0.18% at December 31, 2020, as well as the minimal amount of OREO held at March 31, 2021.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At both March 31, 2021, and December 31, 2020, OREO was $454,000, and consisted of two undeveloped commercial lots located in Pierce County, Washington.

    Intangible assets. The balance of goodwill was $889,000 at both March 31, 2021 and December 31, 2020. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $789,000 at March 31, 2021 and $824,000 at December 31, 2020. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. During the first three months of 2021, deposits increased $40.0 million to $1.13 billion at March 31, 2021, compared to $1.09 billion at December 31, 2020. Deposit accounts consisted of the following:

	March 31, 2021	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$114,437	$23,152	25.4%
Interest-bearing demand	114,098	5,916	5.5
Statement savings	20,470	1,249	6.5
Money market	500,619	35,250	7.6
Certificates of deposit, retail	384,031	(25,545)	(6.2)
	$1,133,655	$40,022	3.7

    Our retail deposits increased by $40.0 million during the three months ended March 31, 2021. Money market accounts increased by $35.3 million as the Bank continued to competitively price these products to increase these funding sources. In addition, noninterest-bearing demand and interest-bearing demand accounts increased by $23.2 million and $5.9 million, respectively. Partially offsetting these increases, retail certificates of deposit decreased $25.5 million as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed runoff of these funds.

At March 31, 2021 and December 31, 2020, we held $60.9 million and $59.2 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million at March 31, 2021, and December 31, 2020. At March 31, 2021, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At March 31, 2021, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

Cash Flow Hedge. To assist in our interest rate risk management efforts, the Bank has entered into multiple interest rate swap agreements with qualified institutions. Each interest rate swap agreement qualifies as a cash flow hedge of the variability of future interest payments attributable to the changes in one-month or three-month LIBOR rates. The objective of the cash flow hedge is to offset the variability of cash flows due to the rollover of the Bank’s FHLB, or other fixed rate advances, for one-month or three-months, respectively, for the term of the agreement. The agreements allow for a substitute index to be used if LIBOR is unavailable.

The following table presents details of the Bank’s interest rate swap agreements as of March 31, 2021. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

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

Interest rate swap agreements in the above table with start dates in 2021 are forward-starting contracts. The Bank intends to secure two three-month fixed-rate FHLB advances on October 25, 2021 for $15.0 million and $10.0 million, which will reprice quarterly. These forward-starting contracts are intended to partially replace the $50.0 million notional interest rate swap that will mature on October 25, 2021.

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2021, we recognized a $903,000 net fair value asset as a result of the increase in the market value of these interest rate swap agreements. In comparison, at December 31, 2020, our cash flow hedges were in a fair value loss position and a $2.8 million net fair value liability was recognized.

    Stockholders’ Equity. Total stockholders’ equity increased $2.1 million during the first three months of 2021, to $158.4 million at March 31, 2021, from $156.3 million at December 31, 2020. Increases to stockholders’ equity included $2.5 million net income, $467,000 from stock-based compensation and $1.4 million in other comprehensive income, net of tax, as a result of improved in the market values of our derivatives partially offset by a decline in the fair value of our investments available-for-sale. Partially offsetting these increases, stockholders’ equity decreased by $1.2 million from the repurchase of 89,019 shares of common stock and $1.0 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on February 1, 2021, and expires on August 13, 2021. The plan authorizes the repurchase of up to 486,000 shares of the Company’s stock. At March 31, 2021, the Company had repurchased 89,019 shares under this repurchase plan at an average price of $13.03 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Dividend declared per common share	$0.11	$0.10
Dividend payout ratio (1)	42.3%	58.8%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income for the three months ended March 31, 2021, was $2.5 million, or $0.26 per diluted share compared to $1.7 million, or $0.17 per diluted share for the three months ended March 31, 2020. The $813,000 increase in net income during the three months ended March 31, 2021, was primarily a result of the $2.1 million decrease in interest expense that more than offset a $1.0 million decrease in interest income, partially offset by a $226,000 decrease in noninterest income.

Net Interest Income. Net interest income for the three months ended March 31, 2021, increased $1.1 million to $10.7 million from $9.7 million for the three months ended March 31, 2020, as a result of a decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $1.0 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily as a result of the ongoing low interest rate environment following the March 2020 150 basis point decrease in the targeted federal funds rate putting downward pressure on resetting adjustable rate instruments combined with the impact of repayments on loans and securities being replaced by lower yielding assets in the lower rate environment. Loan interest income decreased $850,000 for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in yield to 4.66% for the three months ended March 31, 2021, from 4.94% for the three months ended March 31, 2020. The average balance of loans receivable increased slightly by $3.3 million for the three months ended March 31, 2021, as compared to the same period in 2020. During the past twelve months, a total of $75.6 million PPP loans were originated. We began receiving forgiveness payoffs from the SBA in the fourth quarter of 2020, resulting in a $45.2 million balance of PPP loans at March 31, 2021. While these loans carry a low 1% interest rate, recognition of the remaining net deferred fee income on PPP loans at the time of payoff resulted in $718,000 of fee income included in interest income for the three months ended March 31, 2021. This favorable impact to our loan yields is expected to continue during periods where PPP loans are forgiven and/or paid down at levels that result in material recognition of the remaining deferred loan fees.

Interest income from investments available-for-sale decreased $184,000, primarily due to a decrease in yield to 1.91% for the three months ended March 31, 2021, from 2.72% for the three months ended March 31, 2020. Partially offsetting this decrease, the average balance of our investments available-for-sale increased by $20.0 million during the three months ended March 31, 2021, as compared to the same period in 2020, as the Company invested excess liquidity into higher yielding assets.

Interest income from interest-earning deposits decreased $19,000 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, as a result of a decrease in yield to 0.09% from 1.18% for these comparative periods, partially offset by a $41.8 million increase in the average balance of these funds.

The decrease in interest income was more than offset by a $2.1 million decrease in interest expense for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Interest expense on interest-bearing deposits decreased 87 basis points for the comparative periods, as a combined result of the declining interest rate environment and an increase in lower-cost deposits. Growth in our branch network allowed us to redeem our higher cost brokered deposits last year, resulting in a $374,000 decrease in interest expense for brokered certificates of deposit to none for the three months ended March 31, 2021. Our cost of funds was also impacted favorably by a decrease in the cost of money market accounts to 0.33% for the three months ended March 31, 2021, from 1.48% for the three months ended March 31, 2020, partially offset by a $87.8 million increase in the average balance of these deposits for the comparative periods. As we continue to grow our lower cost deposits, maturing retail certificates of deposit were allowed to runoff, resulting in a $621,000 reduction in interest expense for these deposits for the three months ended March 31, 2021, as compared to the same period in 2020, reflecting both a 42 basis point decrease in the cost of these deposits and a $33.4 million decrease in their average balance.

Further contributing to the decrease in interest expense, our cost of borrowings decreased by $52,000 for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in our deposits met our funding needs, allowing us to eliminate our need for short-term borrowings from the FHLB. For the three months ended March 31, 2021, the Company maintained $120.0 million in FHLB advances tied to interest rate swap agreements. In comparison, for the three months ended March 31, 2020, the Company had an average balance of $127.7 million in FHLB advances that included the FHLB advances tied to interest rate swap agreements and FHLB Fed Funds short-term borrowings. Our cost of these borrowings decreased to 1.41% for the three months ended March 31, 2021, from 1.48% for the three months ended March 31, 2020.

The Company’s net interest margin increased to 3.31% for the three months ended March 31, 2021, from 3.11% for the three months ended March 31, 2020. This was due to the reduction in our cost of interest bearing liabilities outpacing the reduction in our yield on interest earning assets between periods. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2021 Compared to March 31, 2020 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(890)	$40	$(850)
Investments available-for-sale	(320)	136	(184)
Investments held-to-maturity	13	—	13
Interest-earning deposits with banks	(142)	123	(19)
FHLB stock	5	(2)	3
Total net change in income on interest-earning assets	(1,334)	297	(1,037)

Interest-bearing liabilities:
Interest-bearing demand	(64)	35	(29)
Statement savings	(4)	1	(3)
Money market	(1,362)	322	(1,040)
Certificates of deposit, retail	(426)	(195)	(621)
Certificates of deposit, brokered	—	(374)	(374)
Borrowings	(24)	(28)	(52)
Total net change in expense on interest-bearing liabilities	(1,880)	(239)	(2,119)
Total net change in net interest income	$546	$536	$1,082

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2021 and 2020. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,099,364	$12,624	4.66%	$1,096,091	$13,474	4.94%
Investments available-for-sale	155,795	735	1.91	135,765	919	2.72
Investments held-to-maturity	2,413	13	2.18	2,061	—	—
Interest-earning deposits with banks	52,336	12	0.09	10,555	31	1.18
FHLB stock	6,412	79	5.00	6,615	76	4.62
Total interest-earning assets	1,316,320	13,463	4.15	1,251,087	14,500	4.66
Noninterest earning assets	77,893			73,758
Total average assets	$1,394,213			$1,324,845

Liabilities and Stockholders' Equity
Interest-bearing demand	$103,540	$27	0.11%	$63,413	$56	0.36%
Statement savings	19,754	2	0.04	17,089	5	0.12
Money market	477,710	391	0.33	389,886	1,431	1.48
Certificates of deposit, retail	395,291	1,879	1.93	428,695	2,500	2.35
Certificates of deposit, brokered	—	—	—	70,979	374	2.12
Total interest-bearing deposits	996,295	2,299	0.94	970,062	4,366	1.81
Borrowings	120,000	418	1.41	127,707	470	1.48
Total interest-bearing liabilities	1,116,295	2,717	0.99	1,097,769	4,836	1.77
Noninterest bearing liabilities	120,062			69,584
Average equity	157,856			157,492
Total average liabilities and equity	$1,394,213			$1,324,845
Net interest income		$10,746			$9,664
Net interest margin			3.31%			3.11%

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

During the three months ended March 31, 2021, management evaluated the adequacy of the ALLL and concluded that a $300,000 provision for loan losses was appropriate. This provision was primarily attributed to the downgrades on $10.5 million of $12.2 million in total loans made to a single lending relationship, secured by a bowling alley, roller skating and restaurant location, and a separate hostel business that continue to be adversely impacted by the COVID-19 pandemic. The impact of these downgrades was partially offset by improvements to qualitative economic factors utilized to calculate our general reserves for the ALLL related to the COVID-19 pandemic based upon the improving financial conditions and economic outlook that existed as of March 31, 2021. In comparison, a $300,000 provision for loan losses was recognized for the three months ended March 31, 2020, primarily due to COVID-19 related deterioration to the qualitative economic factors considered in calculating the general reserves for the ALLL. As previously disclosed, the Bank is evaluating the possible downgrade of $5.4 million in commercial real estate participation loans that were downgraded by the lead bank. If the Bank determines a downgrade is appropriate, it may increase our ALLL and provision related to the general allowance by $400,000 to $500,000 in subsequent quarters. For more information, see Note 5 - Loans Receivable--ALLL.

    The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Total loans receivable, end of period	$1,116,391	$1,105,959
Average loans receivable during period	1,099,364	1,096,091
ALLL balance at beginning of period	15,174	13,218
Provision for loan losses	300	300
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	28	12
Total recoveries	28	12
Net recovery	28	12
ALLL balance at end of period	$15,502	$13,530
ALLL as a percent of total loans	1.39%	1.22%
Ratio of net recoveries to average net loans receivable, annualized	0.01	—

    Noninterest Income. Noninterest income decreased $226,000 to $764,000 for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2021	Change from Three Months Ended March 31, 2020	Percent Change
	(Dollars in thousands)
BOLI change in cash surrender value	$269	$15	5.9%
Wealth management revenue	160	(5)	(3.0)
Deposit related fees	200	24	13.6
Loan related fees	132	(260)	(66.3)
Other	3	—	—
Total noninterest income	$764	$(226)	(22.8)

    During the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, loan related fees decreased $260,000, primarily as a result of a reduction in prepayment fees collected on certain loans paid off prior to maturity. Partially offsetting this decrease, deposit related fees increased $24,000 for the three months ended March 31, 2021, as compared to the same period in 2020, primarily as a result of increased debit card activity. In addition, BOLI noninterest income increased $15,000 for the comparative periods as a result of annual premiums and dividends on certain BOLI policies.

    Noninterest Expense. Noninterest expense decreased $139,000 to $8.1 million for the three months ended March 31, 2021, from $8.3 million for the comparable period in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2021	Change from Three Months Ended March 31, 2020	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,945	$(267)	(5.1)%
Occupancy and equipment	1,100	29	2.7
Professional fees	532	102	23.7
Data processing	697	3	0.4
OREO related expenses, net	1	—	—
Regulatory assessments	121	(23)	(16.0)
Insurance and bond premiums	124	4	3.3
Marketing	29	(35)	(54.7)
Other general and administrative	580	48	9.0
Total noninterest expense	$8,129	$(139)	(1.7)

Salary and employee benefits expense decreased $267,000 for the three months ended March 31, 2021, as a combined result of decrease in the cost of certain retirement benefit plans and a reduction in the use of temporary labor. In addition, the impact of annual salary increases to the Company was mitigated by a reduction of eight staff positions during the three months ended March 31, 2021. Marketing expense decreased by $35,000 for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a reduction in sponsored events due to continued COVID-19 restrictions. Partially offsetting these decreases, professional fees increased $102,000 as a combined result of outsourced information technology services and employee recruiting services.

Federal Income Tax Expense. The federal income tax provision increased by $182,000 to $584,000 for the three months ended March 31, 2021, as compared to $402,000 for the same period in 2020, primarily due to a $995,000 increase in income before federal income taxes. The effective tax rate for the three months ended March 31, 2021, and 2020, was 19.0% and 19.3%, respectively.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2021, retail certificates of deposit of $219.9 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

The COVID-19 pandemic may impact cash flow due to payment deferrals granted to borrowers who have been negatively impacted by the pandemic. To support the origination of PPP loans, the Board of Governors of the Federal Reserve System authorized the Paycheck Protection Program Lending Facility (“PPPLF”) to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. While we currently do not intend to use the PPPLF, as we held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to organic deposit growth, and we have additional borrowings available to us from the FHLB and FRB.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $40.4 million to $168.0 million at March 31, 2021, from $127.6 million at December 31, 2020, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $2.5 million to $75.0 million at March 31, 2021, from $72.5 million at December 31, 2020, as a result of increased retail deposits. At March 31, 2021, the Bank maintained credit facilities with the FHLB totaling $624.5 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $496.2 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $79.6 million from the FRB from loan programs other than the PPPLF, and $75.0 million from lines of credit with other financial institutions, with no balance outstanding from these sources at March 31, 2021. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

    To assist in our funds acquisition and interest rate risk management efforts, management utilizes from time to time the national brokered deposit market. Due to adequate funding from other sources, at March 31, 2021, the Bank did not hold any brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This callable option available on certain brokered certificates of deposit to redeem the deposit after six months is a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

    First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At March 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $13.7 million and short-term liabilities of $219,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2021 and December 31, 2020, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans or certain commercial loans at March 31, 2021:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$3,308	$3,308	$—	$—	$—
Unused portion of lines of credit	37,760	15,813	3,441	1,746	16,760
Undisbursed portion of construction and commercial loans	47,621	31,617	16,004	—	—
Total commitments	$88,689	$50,738	$19,445	$1,746	$16,760

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

    As of March 31, 2021, the Bank had thirteen operating leases with remaining terms of three months to 9.8 years which carry minimum lease payments of $68,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no claims and legal actions that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2021, stockholders’ equity totaled $158.4 million, or 11.1% of total assets. Our book value per share of common stock was $16.35 at March 31, 2021, compared to $16.05 at December 31, 2020. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At March 31, 2021
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$141,282	10.15%	$55,661	4.00%	$69,576	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	141,282	14.36	44,270	4.50	63,946	6.50
Tier I risk-based capital (to risk-weighted assets)	141,282	14.36	59,027	6.00	78,703	8.00
Total risk-based capital (to risk-weighted assets)	153,623	15.62	78,703	8.00	98,379	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2021, the Bank’s capital conservation buffer was 7.62%.

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

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2021, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 52.3% of our total loans were adjustable-rate loans at March 31, 2021. At that date, $371.1 million, or 63.6% of these loans were at their floor, with a weighted-average interest rate of 4.47%. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At March 31, 2021, the Bank’s net loans receivable included $105.5 million of prime based loans, of which $92.1 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

March 31, 2021
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$5,287
26 - 50 bps	3,394
51 - 75 bps	8,682
76 - 100 bps	33,282
101 - 150 bps	26,244
151 - 200 bps	8,011
> 200 bps	7,245
$92,145

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

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2021
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$45,158	6.33%
+200	44,018	3.65
+100	43,013	1.28
Base	42,468	—
(100)	41,953	(1.21)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$186,999	$(15,850)	(7.81)%	13.84%	(1.10)%	$1,350,707
+200	191,937	(10,912)	(5.38)	13.93	(0.76)	1,378,145
+100	199,013	(3,836)	(1.89)	14.12	(0.27)	1,409,169
Base	202,849	—	—	14.10	—	1,438,533
(100)	194,352	(8,497)	(4.19)	13.34	(0.59)	1,456,826
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

At March 31, 2021, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1 - January 31, 2021	—	$—	—	486,000
February 1 - February 28, 2021	73,920	12.92	73,920	412,080
March 1 - March 31, 2021	15,099	13.55	15,099	396,981
	89,019	13.03	89,019	396,981

    On February 1, 2021, the Company began repurchasing shares of common stock under the repurchase plan approved by the Company’s Board of Directors on December 21, 2020. The plan authorized the repurchase of up to 486,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At March 31, 2021, the Company had repurchased 89,019 shares authorized for repurchase at an average price of $13.03 per share. The plan will expire no later than August 13, 2021.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (12)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________
(1)Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)
(2)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated May 15, 2020.
(3)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.
(4)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.
(5)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(6)Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(7)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.
(8)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(9)Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.
(10)Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029)
(11)Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.
(12)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(13)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 12, 2021	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2021	By:	/s/ Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)