Form 10-Q
period 2021-06-30
First Financial Northwest, Inc.
filed 2021-08-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 6, 2021, 9,534,833 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	June 30, 2021	December 31, 2020
Assets
	(Unaudited)
Cash on hand and in banks	$7,518	$7,995
Interest-earning deposits	72,045	72,494
Investments available-for-sale, at fair value	187,873	127,551
Investments held-to-maturity, at amortized cost	2,419	2,418
Loans receivable, net of allowance of $14,878, and $15,174	1,081,640	1,100,582
Federal Home Loan Bank ("FHLB") stock, at cost	6,465	6,410
Accrued interest receivable	5,498	5,508
Deferred tax assets, net	688	1,641
Other real estate owned ("OREO")	454	454
Premises and equipment, net	22,567	22,579
Bank owned life insurance ("BOLI"), net	35,536	33,034
Prepaid expenses and other assets	2,332	1,643
Right of use asset (“ROU”), net	4,025	3,647
Goodwill	889	889
Core deposit intangible, net	754	824
Total assets	$1,430,703	$1,387,669

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$111,240	$91,285
Interest-bearing deposits	1,023,062	1,002,348
Total deposits	1,134,302	1,093,633
FHLB advances	120,000	120,000
Advance payments from borrowers for taxes and insurance	2,616	2,498
Lease liability, net	4,176	3,783
Accrued interest payable	193	211
Other liabilities	7,795	11,242
Total liabilities	1,269,082	1,231,367

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,651,180 shares at June 30, 2021 and 9,736,875 shares at December 31, 2020	97	97
Additional paid-in capital	80,770	82,095
Retained earnings	82,224	78,003
Accumulated other comprehensive loss, net of tax	(59)	(1,918)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,411)	(1,975)
Total stockholders' equity	161,621	156,302
Total liabilities and stockholders' equity	$1,430,703	$1,387,669
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$12,641	$13,183	$25,265	$26,657
Investments available-for-sale	850	796	1,586	1,715
Investments held-to-maturity	4	9	16	11
Interest-earning deposits	17	8	29	37
Dividends on FHLB stock	83	81	162	157
Total interest income	13,595	14,077	27,058	28,577
Interest expense
Deposits	1,915	3,666	4,213	8,032
Borrowings	413	344	832	814
Total interest expense	2,328	4,010	5,045	8,846
Net interest income	11,267	10,067	22,013	19,731
(Recapture of provision) provision for loan losses	(700)	300	(400)	600
Net interest income after (recapture of provision) provision for loan losses	11,967	9,767	22,413	19,131
Noninterest income
Net gain on sale of investments	—	69	—	69
BOLI income	246	254	515	509
Wealth management revenue	167	183	327	348
Deposit related fees	227	184	426	359
Loan related fees	281	97	413	489
Other	51	2	55	4
Total noninterest income	972	789	1,736	1,778
Noninterest expense
Salaries and employee benefits	5,062	4,801	10,007	10,013
Occupancy and equipment	1,187	1,031	2,286	2,103
Professional fees	389	455	921	885
Data processing	680	687	1,377	1,381
OREO related expenses, net	—	5	1	6
Regulatory assessments	113	127	235	271
Insurance and bond premiums	111	103	235	223
Marketing	23	29	53	93
Other general and administrative	625	706	1,204	1,236
Total noninterest expense	8,190	7,944	16,319	16,211
Income before federal income tax provision	4,749	2,612	7,830	4,698
Federal income tax provision	939	469	1,523	871
Net income	$3,810	$2,143	$6,307	$3,827
Basic earnings per common share	$0.40	$0.22	$0.66	$0.39
Diluted earnings per common share	$0.40	$0.22	$0.66	$0.39
Basic weighted average number of common shares outstanding	9,434,004	9,808,854	9,461,876	9,852,544
Diluted weighted average number of common shares outstanding	9,528,623	9,819,664	9,546,784	9,890,239

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$3,810	$2,143	$6,307	$3,827
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale	1,521	1,821	(431)	1,494
Tax effect	(319)	(382)	91	(314)
Reclassification adjustment for net gains realized in income	—	(69)	—	(69)
Tax effect	—	14	—	14
(Losses) gains on cash flow hedges	(944)	(894)	2,783	(4,607)
Tax effect	198	188	(584)	968
Other comprehensive income (loss), net of tax	456	678	1,859	(2,514)
Total comprehensive income	$4,266	$2,821	$8,166	$1,313

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2021	9,692,610	$97	$81,099	$79,455	$(515)	$(1,693)	$158,443
Net income	—	—	—	3,810	—	—	3,810
Other comprehensive income, net of tax	—	—	—	—	456	—	456
Exercise of stock options	2,000	—	21	—	—	—	21
Compensation related to stock options and restricted stock awards	—	—	148	—	—	—	148
Allocation of 28,213 ESOP shares	—	—	120	—	—	282	402
Repurchase and retirement of common stock	(43,430)	—	(618)	—	—	—	(618)
Cash dividend declared and paid ($0.11 per share)	—	—	—	(1,041)	—	—	(1,041)
Balances at June 30, 2021	9,651,180	$97	$80,770	$82,224	$(59)	$(1,411)	$161,621

	Six Months Ended June 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302
Net income	—	—	—	6,307	—	—	6,307
Other comprehensive income, net of tax	—	—	—	—	1,859	—	1,859
Exercise of stock options	4,000	—	43	—	—	—	43
Issuance of common stock - restricted stock awards, net	45,593	—	(39)	—	—	—	(39)
Compensation related to stock options and restricted stock awards	—	—	244	—	—	—	244
Allocation of 56,426 ESOP shares	—	—	209	—	—	564	773
Repurchase and retirement of common stock	(132,449)	—	(1,782)	—	—	—	(1,782)
Canceled common stock - restricted stock awards	(2,839)	—	—	—	—	—	—
Cash dividend declared and paid ($0.22 per share)	—	—	—	(2,086)	—	—	(2,086)
Balances at June 30, 2021	9,651,180	$97	$80,770	$82,224	$(59)	$(1,411)	$161,621

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,307	$3,827
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(400)	600
Net amortization of premiums and discounts on investments	504	430
Gain on sale of investments available-for-sale	—	(69)
Depreciation of premises and equipment	1,069	1,099
Loss on disposal of premises and equipment	1	—
Deferred federal income taxes	460	162
Allocation of ESOP shares	773	643
Stock compensation expense	244	142
BOLI income	(515)	(509)
Annuity income	(16)	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(619)	349
Decrease (increase) in ROU	379	(763)
Increase (decrease) in advance payments from borrowers for taxes and insurance	118	(446)
Decrease (increase) in accrued interest receivable	10	(843)
(Decrease) increase in lease liability	(364)	791
Decrease in accrued interest payable	(18)	(67)
Decrease in other liabilities	(649)	(580)
Net cash provided by operating activities	7,284	4,766
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	4,000	9,567
Principal repayments on investments available-for-sale	8,827	6,152
Purchases of investments available-for-sale	(74,084)	(6,928)
Purchase of investments held-to-maturity	—	(2,395)
Net decrease (increase) in loans receivable	19,342	(30,381)
(Purchase) sale of FHLB stock	(55)	599
Purchase of premises and equipment	(1,058)	(855)
Purchase of BOLI	(1,987)	(70)
Net cash used by investing activities	(45,015)	(24,311)
Cash flows from financing activities:
Net increase in deposits	$40,669	$92,634
Advances from the FHLB	—	218,000
Repayments of advances from the FHLB	—	(235,700)
Proceeds from stock options exercises	43	—
Net share settlement of stock awards	(39)	(73)
Repurchase and retirement of common stock	(1,782)	(2,401)
Dividends paid	(2,086)	(1,967)
Net cash provided by financing activities	36,805	70,493

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net (decrease) increase in cash and cash equivalents	(926)	50,948
Cash and cash equivalents at beginning of period	80,489	22,990
Cash and cash equivalents at end of period	$79,563	$73,938

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$5,063	$8,913
Federal income taxes paid	1,895	—

Noncash items:
Change in unrealized (loss) gain on investments available-for-sale	$(431)	$1,425
Change in unrealized gain (loss) on cash flow hedge	2,783	(4,607)
Initial recognition of ROU	757	1,089
Initial recognition of lease liability	757	1,089

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

At June 30, 2021, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (“2020 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,361	$316	$(1)	$15,676
Freddie Mac	13,139	189	(273)	13,055
Ginnie Mae	27,793	296	(97)	27,992
Other	12,064	124	(10)	12,178
Municipal bonds	37,592	934	(197)	38,329
U.S. Government agencies	50,487	199	(419)	50,267
Corporate bonds	30,002	581	(207)	30,376
Total	$186,438	$2,639	$(1,204)	$187,873

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,797	$491	$—	$13,288
Freddie Mac	4,116	200	—	4,316
Ginnie Mae	16,513	617	(3)	17,127
Other	10,691	100	(62)	10,729
Municipal bonds	16,483	963	—	17,446
U.S. Government agencies	41,084	88	(537)	40,635
Corporate bonds	24,001	221	(212)	24,010
Total	$125,685	$2,680	$(814)	$127,551

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$2,968	$(1)	$—	$—	$2,968	$(1)
Freddie Mac	8,037	(273)	—	—	8,037	(273)
Ginnie Mae	12,249	(97)	—	—	12,249	(97)
Other	—	—	5,991	(10)	5,991	(10)
Municipal bonds	15,852	(197)	—	—	15,852	(197)
U.S. Government agencies	2,749	(20)	23,868	(399)	26,617	(419)
Corporate bonds	991	(10)	5,809	(197)	6,800	(207)
Total	$42,846	$(598)	$35,668	$(606)	$78,514	$(1,204)

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

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 38 securities and 20 securities in an unrealized loss position, respectively, with 13 and 18 of these securities in an unrealized loss position for 12 months or more, at both June 30, 2021, and December 31, 2020, respectively. Management does not believe that any individual unrealized loss as of June 30, 2021, or December 31, 2020, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2021, and December 31, 2020, and determined that an OTTI charge was not warranted.

    The amortized cost and estimated fair value of investments available-for-sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$8,894	$8,979
Due after five years through ten years	27,007	27,393
Due after ten years	82,180	82,600
	118,081	118,972
Mortgage-backed investments	68,357	68,901
Total	$186,438	$187,873

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $23.0 million and $23.4 million were pledged as collateral for public deposits at June 30, 2021, and December 31, 2020, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and six months ended June 30, 2021, there were calls of $2.0 million and $4.0 million, respectively, on two investment securities with no gain or loss generated. For the three and six months ended June 30, 2020, there were $9.6 million in sales or maturities on investment securities generating a net gain of $69,000.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At June 30, 2021, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheet. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$191,906	$206,323
Permanent non-owner occupied	179,029	175,637
	370,935	381,960

Multifamily	142,881	136,694

Commercial real estate	370,706	385,265

Construction/land:
One-to-four family residential	36,123	33,396
Multifamily	56,090	51,215
Commercial	6,056	5,783
Land	6,653	1,813
	104,922	92,207

Business	67,431	80,663
Consumer	41,345	40,621
Total loans	1,098,220	1,117,410

Less:
Deferred loan fees, net	1,702	1,654
ALLL	14,878	15,174
Loans receivable, net	$1,081,640	$1,100,582

    At June 30, 2021, loans totaling $407.9 million were pledged to secure borrowings from the FHLB compared to $523.8 million at December 31, 2020. In addition, loans totaling $127.5 million and $127.1 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at June 30, 2021 and December 31, 2020, respectively.

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

The grades for watch and special mention loans are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful, or loss. These are loans which have been criticized based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

    As of June 30, 2021, and December 31, 2020, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2021, and December 31, 2020 by type and risk category:

	June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$369,067	$140,537	$303,421	$102,671	$67,183	$41,310	$1,024,189
Pass, grade 5 (watch)	925	2,344	34,564	2,251	248	35	40,367
Special mention	419	—	22,178	—	—	—	22,597
Substandard	524	—	10,543	—	—	—	11,067
Total loans	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$376,918	$132,243	$316,955	$89,957	$80,208	$40,477	$1,036,758
Pass, grade 5 (watch)	3,914	2,347	52,375	2,250	455	144	61,485
Special mention	601	—	15,935	—	—	—	16,536
Substandard	527	2,104	—	—	—	—	2,631
Total loans	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410

In June 2021, $10.5 million of loans made to a single lending relationship were downgraded to substandard from special mention as a result of continued adverse impact from government imposed restrictions due to the pandemic. These loans were individually analyzed for impairment, and due to sufficient value of the underlying collateral, no specific reserve was set aside on these loans. In addition, $6.5 million of loans secured by medical rehabilitation facilities were downgraded to special mention.

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

At June 30, 2021, total loans receivable included $30.8 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Although these loans were included in the population of loans collectively evaluated for impairment, no general reserve was allocated to them as these loans are 100% guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,051	$1,332	$6,892	$2,193	$1,026	$1,008	$15,502
Charge-offs	—	—	—	—	—	—	—
Recoveries	76	—	—	—	—	—	76
(Recapture) provision	(135)	45	(978)	192	107	69	(700)
Ending balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878

	At or For the Six Months Ended June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Charge-offs	—	—	—	—	—	—	—
Recoveries	104	—	—	—	—	—	104
(Recapture) provision	(293)	11	(213)	196	(109)	8	(400)
Ending balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878

ALLL by category:
General reserve	$2,990	$1,377	$5,914	$2,385	$1,133	$1,077	$14,876
Specific reserve	2	—	—	—	—	—	2

Loans:
Total loans	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220
Loans collectively evaluated for impairment	368,513	142,881	343,712	104,922	67,431	41,345	1,068,804
Loans individually evaluated for impairment	2,422	—	26,995	—	—	—	29,417

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,055	$1,658	$4,693	$2,143	$1,074	$907	$13,530
Charge-offs	—	—	—	—	—	—	—
Recoveries	6	—	—	—	—	—	6
Provision (recapture)	73	(99)	156	114	(9)	65	300
Ending balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836

	At or For the Six Months Ended June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Charge-offs	—	—	—	—	—	—	—
Recoveries	18	—	—	—	—	—	18
Provision (recapture)	82	(48)	290	35	(75)	316	600
Ending balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836

ALLL by category:
General reserve	$3,119	$1,559	$4,849	$2,257	$1,065	$972	$13,821
Specific reserve	15	—	—	—	—	—	15

Loans:
Total loans	$382,213	$159,371	$390,750	$96,497	$86,070	$39,231	$1,154,132
Loans collectively evaluated for impairment	379,130	157,267	373,877	96,497	86,070	39,231	1,132,072
Loans individually evaluated for impairment	3,083	2,104	16,873	—	—	—	22,060

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2021, there were no past due loans, as compared to past due loans of 0.24% of total loans receivable at December 31, 2020. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$191,906	$191,906
Non-owner occupied	—	—	—	—	179,029	179,029
Multifamily	—	—		—	142,881	142,881
Commercial real estate	—	—	—	—	370,706	370,706
Construction/land	—	—	—	—	104,922	104,922
Total real estate	—	—	—	—	989,444	989,444
Business		—	—	—	67,431	67,431
Consumer		—	—	—	41,345	41,345
Total loans	$—	$—	$—	$—	$1,098,220	$1,098,220
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2021.

	Loans Past Due as of December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$77	$—	$—	$77	$206,246	$206,323
Non-owner occupied	159	—	—	159	175,478	175,637
Multifamily	—	—	2,104	2,104	134,590	136,694
Commercial real estate	—	—	—	—	385,265	385,265
Construction/land	—	—	—	—	92,207	92,207
Total real estate	236	—	2,104	2,340	993,786	996,126
Business	275	—	—	275	80,388	80,663
Consumer	38	—	—	38	40,583	40,621
Total loans	$549	$—	$2,104	$2,653	$1,114,757	$1,117,410
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

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
Multifamily	$—	$2,104
Total nonaccrual loans	$—	$2,104

Nonaccrual loans at December 31, 2020, consisted of one $2.1 million multifamily loan that was in the foreclosure process at that date. Interest income that would have been recognized had the nonaccrual loan been performing in accordance with its original terms was $26,000 and $36,000 for the three and six months ended June 30, 2020, respectively. In May 2021, subsequent to a payment during the first quarter of 2021, the $2.0 million balance of this nonaccrual multifamily loan paid off. Past interest income of $288,000 was collected and included in interest income for the period ending June 30, 2021.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220
Nonperforming	—		—	—	—	—	—
Total loans	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220
_____________

(1) There were $191.9 million of owner-occupied one-to-four family residential loans and $179.0 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At June 30, 2021, and December 31, 2020, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2021
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$181	$192	$—
Non-owner occupied	929	929	—
Commercial real estate	26,995	33,117	—
Total	28,105	34,238	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	498	545	1
Non-owner occupied	814	814	1
Total	1,312	1,359	2

Total impaired loans:
One-to-four family residential:
Owner occupied	679	737	1
Non-owner occupied	1,743	1,743	1
Commercial real estate	26,995	33,117	—
Total	$29,417	$35,597	$2
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$227	$3	$242	$6
Non-owner occupied	933	16	965	31
Multifamily	1,018	—	1,380	—
Commercial real estate	21,777	298	20,074	593
Total	23,955	317	22,661	630

Loans with an allowance:
One-to-four family residential:
Owner occupied	499	8	500	17
Non-owner occupied	816	13	817	26
Total	1,315	21	1,317	43

Total impaired loans:
One-to-four family residential:
Owner occupied	726	11	742	23
Non-owner occupied	1,749	29	1,782	57
Multifamily	1,018	—	1,380	—
Commercial real estate	21,777	298	20,074	593
Total	$25,270	$338	$23,978	$673

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$427	$8	$430	$22
Non-owner occupied	1,240	19	1,322	45
Multifamily	2,104	46	2,104	140
Commercial real estate	9,065	203	6,465	450
Construction/land	7,825	—	9,391	—
Total	20,661	276	19,712	657

Loans with an allowance:
One-to-four family residential:
Owner occupied	503	7	503	18
Non-owner occupied	1,302	15	1,417	35
Total	1,805	22	1,920	53

Total impaired loans:
One-to-four family residential:
Owner occupied	930	15	933	40
Non-owner occupied	2,542	34	2,739	80
Multifamily	2,104	46	2,104	140
Commercial real estate	9,065	203	6,465	450
Construction/land	7,825	—	9,391	—
Total	$22,466	$298	$21,632	$710

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At June 30, 2021, the TDR portfolio totaled $3.6 million. At December 31, 2020, the TDR portfolio totaled $3.9 million. At both dates, all TDRs were performing according to their modified repayment terms.

At June 30, 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2021 and 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) January 1, 2022. At June 30, 2021, nine loans totaling $35.2 million had payment deferrals granted under the CARES Act, with total deferral periods granted greater than six months. These nine loans include $10.5 million in loans to a single loan relationship secured by a facility housing bowling, roller skating and restaurant operations, and a separate hostel business, that were downgraded to substandard during the three months ended June 30, 2021. The impairment analysis on these properties showed no anticipated loss on these loans.

The following table presents TDR modifications during the six months ended June 30, 2021, and the recorded investment prior to and after the modification. There were no TDR modifications for the three months ended June 30, 2021 and June 30, 2020.

	Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate:
Advancement of maturity date	1	$1,241	$1,241
Total	$1	$1,241	$1,241

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2021, and June 30, 2020, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$454	$454	$454	$454
Market value adjustments	—	—	—	—
Balance at end of period	$454	$454	$454	$454

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six months ended June 30, 2021, and 2020, there were no OREO properties sold and no market value adjustments taken on the properties in OREO. At June 30, 2021, OREO consisted of $454,000 in commercial real estate properties. At that date, there were no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

•Impaired loans: The fair value of impaired loans is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. When the sole source of repayment of the loan is the operation or liquidation of the collateral, the fair value is determined using the observable market price less certain completion costs.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,676	$—	$15,676	$—
Freddie Mac	13,055	748	12,307	—
Ginnie Mae	27,992	—	27,992	—
Other	12,178	1,992	10,186	—
Municipal bonds	38,329	—	38,329	—
U.S. Government agencies	50,267	—	50,267	—
Corporate bonds	30,376	—	30,376	—
Total available-for-sale investments	$187,873	2,740	$185,133	—

Liabilities:
Derivative fair value liability	42	—	42	—

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$13,288	$—	$13,288	$—
Freddie Mac	4,316	—	4,316	—
Ginnie Mae	17,127	—	17,127	—
Other	10,729	—	10,729	—
Municipal bonds	17,446	—	17,446	—
U.S. Government agencies	40,635	—	40,635	—
Corporate bonds	24,010	—	24,010	—
Total available-for-sale investments	$127,551	—	$127,551	—

Liabilities:
Derivative fair value liability	$2,825	$—	$2,825	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2021, and December 31, 2020:

	Fair Value Measurements at June 30, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$29,415	$—	$—	$29,415
OREO	454	—	—	454
Total	$29,869	$—	$—	$29,869
_____________
(1) Total fair value of impaired loans is net of $2,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$21,392	$—	$—	$21,392
OREO	454	—	—	454
Total	$21,846	$—	$—	$21,846
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$29,415	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$21,392	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,518	$7,518	$7,518	$—	$—
Interest-earning deposits with banks	72,045	72,045	72,045	—	—
Investments available-for-sale	187,873	187,873	2,740	185,133	—
Investments held-to-maturity	2,419	2,419	—	2,419	—
Loans receivable, net	1,081,640	1,081,422	—	—	1,081,422
FHLB stock	6,465	6,465	—	6,465	—
Accrued interest receivable	5,498	5,498	—	5,498	—

Financial Liabilities:
Deposits	795,823	795,823	795,823	—	—
Certificates of deposit, retail	338,479	343,155	—	343,155	—
Advances from the FHLB	120,000	120,001	—	120,001	—
Accrued interest payable	193	193	—	193	—
Derivative fair value liability	42	42	—	42	—

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

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s consolidated balance sheets. At June 30, 2021, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 1.6 years to 9.6 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2021, the Company was committed to paying $68,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the three and six months ended June  30, 2021, and 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021	June 30, 2020
	(dollars in thousands)
Lease expense, quarter-to-date	$262	$218
Lease expense, year-to-date	519	443
Right-of-use asset	4,025	2,972
Lease liability	4,176	3,070

Weighted average remaining term	6.6 years	7.4 years
Weighted average discount rate	1.92%	2.56%

The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2021 and the discounted lease liability at that date:

June 30, 2021
(in thousands)
Due through one year	$831
Due after one year through two years	802
Due after two years through three years	675
Due after three years through four years	577
Due after four years through five years	429
Due after five years	1,149
Total minimum lease payments	4,463
Less: present value discount	287
Lease liability	$4,176

    The Company extended the existing lease in April 2021 at the branch located in the Landing in Renton,Washington. The extended lease term is 60 months and the minimum rent due is $4,000, with a 3% annual increase.

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At June 30, 2021, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on one-month or three-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on three-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that reset at one-month or three-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At June 30, 2021, a $42,000 net fair value loss of the cash flow hedges was reported with other liabilities. The tax effected amount of $33,000 was included in accumulated other comprehensive income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended June 30, 2021 or 2020, related to ineffectiveness.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of June 30, 2021 and December 31, 2020:

	Balance Sheet Location	Fair Value at June 30, 2021	Fair Value at December 31, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Liabilities	$(42)	$(2,825)

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended June 30, 2021	Amount Recognized in OCI for the three months ended June 30, 2020	Amount Recognized in OCI for the six months ended June 30, 2021	Amount Recognized in OCI for the six months ended June 30, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(746)	$(706)	$2,199	$(3,639)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At June 30, 2021, there were 309,000 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions. At June 30, 2021, there were 1,081,082 total shares available for grant under the 2016 Plan, including 240,541 shares available to be granted as restricted stock.

For the three months ended June 30, 2021 and 2020, total compensation expense for both the 2008 Plan and 2016 Plan was $148,000 and $63,000, respectively, and the related income tax benefit was $31,000 and $13,000, respectively. For the six months ended June 30, 2021 and 2020, total compensation expense for both the 2008 Plan and 2016 Plan was $244,000 and $142,000, respectively, and the related income tax benefit was $51,000 and $30,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2021, follows:

	For the Three Months Ended June 30, 2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2021	311,000	$10.34		$1,192,500	$3.69
Exercised	(2,000)	10.77		6,460	4.16
Outstanding at June 30, 2021	309,000	10.33	2.48	1,488,520	3.68
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	309,000	10.33	2.48	1,488,520	3.68
Exercisable at June 30, 2021	309,000	10.33	2.48	1,488,520	3.68

	For the Six Months Ended June 30, 2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	313,000	$10.34		$397,890	$3.69
Exercised	(4,000)	10.77		12,380	4.16
Outstanding at June 30, 2021	309,000	10.33	2.48	1,488,520	3.68
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	309,000	10.33	2.48	1,488,520	3.68
Exercisable at June 30, 2021	309,000	10.33	2.48	1,488,520	3.68

As of June 30, 2021, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the six months ended June 30, 2021.

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

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2021, follows:

	For the Three Months Ended June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2021	44,426	$13.78
Nonvested at June 30, 2021	44,426	13.78
Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093

	For the Six Months Ended June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	16,228	$13.61
Granted	45,593	13.78
Vested	(17,395)	13.62
Nonvested at June 30, 2021	44,426	13.78
Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093

As of June 30, 2021, there was $408,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eight month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated OCI after-tax for the three and six months ended June 30, 2021 and 2020.

	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance March 31, 2020	$(1,966)	$(2,597)	$(4,563)
Other comprehensive income (loss) before reclassifications	1,439	(706)	733
Amounts reclassified from accumulated other comprehensive income	(55)	—	(55)
Net other comprehensive income (loss)	1,384	(706)	678
Balance June 30, 2020	$(582)	$(3,303)	$(3,885)

Balance December 31, 2019	$(1,707)	$336	$(1,371)
Other comprehensive income (loss) before reclassifications	1,180	(3,639)	(2,459)
Amounts reclassified from accumulated other comprehensive income	(55)	—	(55)
Net other comprehensive income (loss)	1,125	(3,639)	(2,514)
Balance June 30, 2020	$(582)	$(3,303)	$(3,885)

Balance March 31, 2021	$(1,228)	$713	$(515)
Other comprehensive income (loss) before reclassifications	1,202	(746)	456
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	1,202	(746)	456
Balance June 30, 2021	$(26)	$(33)	$(59)

Balance December 31, 2020	$314	$(2,232)	$(1,918)
Other comprehensive (loss) income before reclassifications	(340)	2,199	1,859
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(340)	2,199	1,859
Balance June 30, 2021	$(26)	$(33)	$(59)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share data)
Net income	$3,810	$2,143	$6,307	$3,827
Less: Earnings allocated to participating securities	(17)	(3)	(28)	(6)
Earnings allocated to common shareholders	$3,793	$2,140	$6,279	$3,821

Basic weighted average common shares outstanding	9,434,004	9,808,854	9,461,876	9,852,544
Dilutive stock options	85,131	10,810	76,658	34,305
Dilutive restricted stock grants	9,488	—	8,250	3,390
Diluted weighted average common shares outstanding	9,528,623	9,819,664	9,546,784	9,890,239

Basic earnings per share	$0.40	$0.22	$0.66	$0.39
Diluted earnings per share	$0.40	$0.22	$0.66	$0.39

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended June 30, 2020, there were 244,228 and 56,228 options to purchase shares of common stock, respectively, omitted from the computation because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and six months ended June 30, 2021 and 2020:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Gain on sale of investments (1)	$—	$69	$—	$69
BOLI change in cash surrender value (1)	246	254	515	509
Wealth management revenue	167	183	327	348
Deposit related fees	79	79	145	146
Debit card and ATM fees	148	105	281	213
Loan related fees	281	78	413	470
Loan interest swap fees	—	19	—	19
Other	51	2	55	4
Total noninterest income	$972	$789	$1,736	$1,778
_______________
(1) Not within scope of Topic 606

    For the three and six months ended June 30, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At June 30, 2021, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Note 14 - Subsequent Event

On July 27, 2021, the Bank entered into a purchase and sale agreement on the two OREO properties reported above in Note 5. OREO. The purchase price is $275,000 and the sale is expected to close in August 2021. This sale is expected to result in a loss on sale of OREO of approximately $214,000.

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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 43 other states and the District of Columbia, with the largest concentrations at June 30, 2021, in California, Oregon, Florida, Pennsylvania and Utah of $33.1 million, $10.3 million, $8.9 million, $7.0 million and $6.9 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created an SBA department, and has affiliated with an SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming an SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is currently asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. The Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits, the repricing of retail certificates of deposit at much lower market rates, and the payoff of all brokered certificates of deposit. During the quarter ended June 30, 2021, loan yields were favorably impacted by the recognition of unamortized deferred fee income on Paycheck Protection Program (“PPP”) loans forgiven and repaid by the SBA and the recognition of past interest and late charge income on the payoff of a $2.0 million nonaccrual loan. The Company expects, however, the ongoing low interest rate environment to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin may be adversely affected in the near term, if not longer.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank is providing certain loan modifications. In addition, the Bank is participating in the PPP as a lender. Some of the PPP loans we originated were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. The initial deadline for PPP loan applications to the SBA was August 8, 2020. Under this program, we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. As of June 30, 2021, 448 PPP loans totaling $45.5 million had paid off or received loan forgiveness and were repaid under the PPP loan program. The CAA, 2021 renewed and extended the PPP, which ended on May 31, 2021. Under the second round of PPP funding, the Bank originated 261 PPP loans with an aggregate balance of $25.6 million. As of June 30, 2021, there were 275 PPP loans outstanding totaling $30.8 million as compared to 372 PPP loans totaling $41.3 million at December 31, 2020. The SBA released a simplified forgiveness process for PPP loans of $150,000 or less. At June 30, 2021, 211 PPP loans have an outstanding balance of $150,000 or less, totaling $10.0 million, or 32.4% of PPP loans outstanding. Of these PPP loans, 135 loans totaling $3.1 million, or 10.0% of outstanding PPP loans, have a balance of $50,000 or less.

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

As of June 30, 2021, total loans with modifications granted under the CARES Act were $35.2 million, or 3.2% of total loans outstanding, a decrease from $45.2 million, or 4.0% of total loans outstanding at December 31, 2020. At June 30, 2021, $89.9 million of total loans receivable that previously received a loan modification had resumed making normal scheduled loan payments. As of June 30, 2021, all $35.2 million of loans in deferral had been granted modifications of greater than six months, of which $16.6 million were for loans in the hotel/motel category. These nine loans in deferral include $10.5 million in loans to a single lending relationship that were downgraded in June 2021 to substandard and moved to impaired status. The impairment analysis on these properties showed no anticipated loss on these loans.

The following table shows the current balance of loans in a COVID-19 pandemic relief modification in accordance with the CARES Act:

	As of June 30, 2021
	Balance of loans deferred more than 6 months	Total deferrals	Total loans June 30, 2021	% of loans on deferral as of June 30, 2021
	(Dollars in thousands)
One-to-four family residential	$1,063	$1,063	$370,935	0.3%
Multifamily	—	—	142,881	—
Commercial real estate:
Office	7,153	7,153	83,120	8.6
Retail	3,972	3,972	103,175	3.8
Mobile home park	—	—	26,894	—
Hotel/motel	16,613	16,613	65,446	25.4
Nursing home	6,368	6,368	12,818	49.7
Warehouse	—	—	17,217	—
Storage	—	—	33,332	—
Other non-residential	—	—	28,704	—
Total Commercial real estate	34,106	34,106	370,706	9.2
Construction/land	—	—	104,922	—
Business:
Aircraft	—	—	9,315	—
SBA	—	—	884	—
PPP	—	—	30,823	—
Other business	—	—	26,409	—
Total business	—	—	67,431	—
Consumer:
Classic/collectible auto	—	—	30,593	—
Other consumer	—	—	10,752	—
Total consumer	—	—	41,345	—
Total loans with COVID-19 pandemic modifications	$35,169	$35,169	$1,098,220	3.2%

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets were $1.43 billion at June 30, 2021, an increase of 3.1%, from $1.39 billion at December 31, 2020. The following table details the $43.0 million net change in the composition of our assets at June 30, 2021 from December 31, 2020.

	Balance at June 30, 2021	Balance at December 31, 2020	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,518	$7,995	$(477)	(6.0)%
Interest-earning deposits with banks	72,045	72,494	(449)	(0.6)
Investments available-for-sale, at fair value	187,873	127,551	60,322	47.3
Investment held-to-maturity	2,419	2,418	1	—
Loans receivable, net	1,081,640	1,100,582	(18,942)	(1.7)
FHLB stock, at cost	6,465	6,410	55	0.9
Accrued interest receivable	5,498	5,508	(10)	(0.2)
Deferred tax assets, net	688	1,641	(953)	(58.1)
OREO	454	454	—	—
Premises and equipment, net	22,567	22,579	(12)	(0.1)
BOLI	35,536	33,034	2,502	7.6
Prepaid expenses and other assets	2,332	1,643	689	41.9
ROU	4,025	3,647	378	10.4
Goodwill	889	889	—	—
Core deposit intangible	754	824	(70)	(8.5)
Total assets	$1,430,703	$1,387,669	$43,034	3.1%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), decreased by $449,000 during the six months ended June 30, 2021. Although our interest-earning deposits with banks remained relatively stable, additional cash was provided by an increase in customer deposits and decrease in loans receivable.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $60.3 million during the six months ended June 30, 2021. During this period, the Bank invested excess cash into higher yielding assets by purchasing 37 available-for sale investment securities that included $32.3 million of fixed rate securities and $38.1 million of variable rate securities. The purchases included $28.7 million in mortgage-backed securities, $19.1 million of municipal bonds and $12.7 million of U.S. Government agency securities. In addition, $10.0 million of subordinated debt corporate bonds were purchased during the six months ended June 30, 2021. These purchases have an expected weighted average yield of 1.40%. During the six months ended June 30, 2021, $4.0 million of investments were called or paid-off early.

The effective duration of the investments available-for-sale at June 30, 2021, was 3.72% as compared to 2.55% at December 31, 2020. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable decreased $18.9 million during the six months ended June 30, 2021. During this period, commercial real estate loans decreased $14.6 million and one-to-four family loans decreased $11.0 million. In addition, payoffs and forgiveness of PPP loans resulted in a $13.2 million decrease in business loans. Partially offsetting these decreases, construction/land development loans and multifamily loans increased by $12.7 million and $6.2 million, respectively.

At June 30, 2021 and December 31, 2020, the Bank’s construction loans totaled 69.3% and 61.6% of total capital, respectively, and total non-owner occupied commercial real estate was 384.4% and 390.1% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at June 30, 2021 and December 31, 2020. Total commercial real estate loans and construction/land loans are net of $226,000 and $50.0 million of LIP, respectively, at June 30, 2021, as compared to no commercial LIP and construction/land loans net of $59.8 million of LIP at December 31, 2020.

	June 30, 2021	December 31, 2020
	(In thousands)
Multifamily residential:
Micro-unit apartments	$11,652	$11,366
Other multifamily	131,229	125,328
Total multifamily residential	142,881	136,694

Non-residential:
Office	83,120	84,311
Retail	103,175	114,117
Mobile home park	26,894	28,094
Hotel / motel	65,446	69,304
Nursing home	12,818	12,868
Warehouse	17,217	17,484
Storage	33,332	33,671
Other non-residential	28,704	25,416
Total non-residential	370,706	385,265

Construction/land:
One-to-four family residential	36,123	33,396
Multifamily	56,090	51,215
Commercial	6,056	5,783
Land	6,653	1,813
Total construction/land	104,922	92,207
Total multifamily residential, non-residential and construction/land loans	$618,509	$614,166

Included in total construction/land loans at June 30, 2021, are $56.1 million of multifamily loans and $6.1 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2020, construction/land loans included $51.2 million of multifamily loans and $5.8 million of commercial real estate loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the six months ended June 30, 2021, the Bank purchased $17.9 million of loans and loan participations to borrowers located in Washington and other states, including $8.3 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At June 30, 2021, total loans secured by collateral located in California represented 3.0% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 7.9% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$280,285	$86,014	$220,564	$96,368	$41,257	$10,886	$735,374
Pierce County	36,840	6,944	25,607	5,620	1,800	154	76,965
Snohomish County	29,222	8,580	14,126	683	13,602	1,001	67,214
Kitsap County	6,311	5	293	2,251	235	—	9,095
Other Washington Counties	14,071	25,862	47,935	—	1,173	115	89,156
California	2,589	9,777	13,515	—	767	6,476	33,124
Outside Washington and California (1)	1,617	5,699	48,666	—	8,597	22,713	87,292
Total loans	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220
_______________
(1) Includes loans in Oregon, Florida, Pennsylvania and Utah of $10.3 million, $8.9 million, $7.0 million and $6.9 million, respectively, and loans in 38 other states and the District of Columbia.

Our five largest borrowing relationships, which represent 8.5% of our net loans, decreased by $3,000 to $93.0 million at June 30, 2021, from $96.3 million at December 31, 2020. The total number of loans represented by this group of borrowers remained steady at 13 loans at both June 30, 2021, and December 31, 2020. At June 30, 2021, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at June 30, 2021:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land Development	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	2	$—	$12,129	$14,357	$—	$26,486
Real estate investor	5	415	—	17,802	—	18,217
Real estate investor	2	—	—	18,186	—	18,186
Real estate investor	1	—	—	15,228	—	15,228
Real estate investor	3	—	—	432	14,476	14,908
Total	13	$415	$12,129	$66,005	$14,476	$93,025
________
(1)     The composition of borrowers represented in the table may change between periods.
(2)    The one-to-four family residential loan is an owner occupied property. The commercial real estate loans include a $432,000 owner occupied property and $65.6 million of non-owner occupied properties.

The ALLL decreased to $14.9 million at June 30, 2021, from $15.2 million at December 31, 2020, and represented 1.35% and 1.36% of total loans receivable at June 30, 2021, and December 31, 2020, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The ALLL general allowance decreased in part due to the downgrade to substandard $10.5 million of loans made to a single lending relationship secured by a bowling, roller skating, and restaurant location, and a separate hostel business, as these properties continue to be adversely impacted by government-imposed restrictions due to the COVID-19 pandemic. As a result, impaired loans increased $8.0 million during the six months ended June 30, 2021. This shift to impaired status, however, resulted in our individually evaluating these loans for specific reserves and resulting in a reduction to the general allowance as these loans were omitted from the general reserve calculation. Our individual evaluation of these loans indicated no additional specific reserve was needed. At June 30, 2021, total specific reserves declined by $6,000 since December 31, 2020. In addition, the required general allowance decreased as a result of improved risk grades on $2.9 million of loans, as well as a reduction in loan balances during the second quarter of 2021 and a reduction in the forecasted risk factors in the first quarter of 2021 due to the improving economy. With the improved economic outlook and the expanding availability of the COVID-19 vaccine, the expected economic impact of the pandemic to the credit quality of our loan portfolio has diminished. These reductions to the ALLL were partially offset by the downgrade to special mention of $6.5 million in loans secured by medical rehabilitation facilities. The $30.8 million balance of PPP loans was omitted from the ALLL calculation at June 30, 2021, as these loans are fully guaranteed by the SBA. Management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. For additional information, see “Comparison of Operating Results for the Six Months Ended June 30, 2021, and 2020 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2021, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2020 Form 10-K.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	June 30, 2021	December 31, 2020	Six Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,423	$2,627	$(204)
Commercial real estate	1,223	1,242	(19)
Total TDRs	$3,646	$3,869	$(223)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $223,000 at June 30, 2021, compared to December 31, 2020, as a result of a payoff and principal repayments. At June 30, 2021, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at June 30, 2021, totaled $1.2 million and was secured by a commercial property located in King County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2021, there were no past due loans. At December 31, 2020, total past due loans were $2.7 million, representing 0.24% of total loans receivable.

    Nonperforming assets decreased by $2.1 million during the six months ended June 30, 2021. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2021	December 31, 2020	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$—	$2,104	$(2,104)
Total nonaccrual loans	—	2,104	(2,104)

OREO	454	454	—
Total nonperforming assets (1)	$454	$2,558	$(2,104)
Nonperforming assets as a percent of total assets	0.03%	0.18%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at June 30, 2021.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. There were no nonaccrual loans at June 30, 2021, as the $2.0 million remaining nonaccrual loan paid off in May 2021. No loss was incurred on the payoff of this loan.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.03% at June 30, 2021, and 0.18% at December 31, 2020, as well as the minimal amount of OREO held at June 30, 2021.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At both June 30, 2021, and December 31, 2020, OREO was $454,000, and consisted of two undeveloped commercial lots located in Pierce County.

    Intangible assets. The balance of goodwill was $889,000 at both June 30, 2021 and December 31, 2020. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $754,000 at June 30, 2021 and $824,000 at December 31, 2020. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. During the first six months of 2021, deposits increased $40.7 million to $1.13 billion at June 30, 2021, compared to $1.09 billion at December 31, 2020. Deposit accounts consisted of the following:

	Balance at June 30, 2021	Balance at December 31, 2020	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$111,240	$91,285	$19,955	21.9%
Interest-bearing demand	110,338	108,182	2,156	2.0
Statement savings	21,281	19,221	2,060	10.7
Money market	552,964	465,369	87,595	18.8
Certificates of deposit, retail	338,479	409,576	(71,097)	(17.4)
	$1,134,302	$1,093,633	$40,669	3.7

    Money market accounts increased by $87.6 million as many depositors moved out of maturing certificates of deposit and into money market accounts. In addition, noninterest-bearing demand and interest-bearing demand accounts increased by $20.0 million and $2.2 million, respectively. Partially offsetting these increases, retail certificates of deposit decreased $71.1 million as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds.

At June 30, 2021 and December 31, 2020, we held $57.3 million and $59.2 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million at June 30, 2021, and December 31, 2020. At June 30, 2021, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At June 30, 2021, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

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

The following table presents details of the Bank’s interest rate swap agreements as of June 30, 2021. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2021 and December 31, 2020, our cash flow hedges were in a fair value loss position and a $42,000 and $2.8 million net fair value liability was recognized at these dates, respectively.

    Stockholders’ Equity. Total stockholders’ equity increased $5.3 million during the first six months of 2021, to $161.6 million at June 30, 2021, from $156.3 million at December 31, 2020. Increases to stockholders’ equity included $6.3 million net income, $1.0 million from stock-based compensation and $1.9 million in other comprehensive income, net of tax, as a result of improved market values of our derivatives partially offset by a decline in the fair value of our investments available-for-sale. Partially offsetting these increases, stockholders’ equity decreased by $1.8 million from the repurchase of 132,449 shares of common stock and $2.1 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on February 1, 2021, and expires on August 13, 2021. The plan authorizes the repurchase of up to 486,000 shares of the Company’s stock. At June 30, 2021, the Company had repurchased 132,449 shares under this repurchase plan at an average price of $13.42 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Dividend declared per common share	$0.11	$0.10	$0.22	$0.20
Dividend payout ratio (1)	27.5%	45.5%	33.3%	51.3%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. Net income for the three months ended June 30, 2021, was $3.8 million, or $0.40 per diluted share compared to $2.1 million, or $0.22 per diluted share for the three months ended June 30, 2020. The $1.7 million increase in net income during the three months ended June 30, 2021, was primarily a result of the $1.7 million decrease in interest expense that more than offset a $482,000 decrease in interest income. In addition, a $700,000 recapture of provision for loan losses was recognized for the three months ended June 30, 2021, as compared to a $300,000 provision for loan losses for the three months ended June 30, 2020.

Net Interest Income. Net interest income for the three months ended June 30, 2021, increased $1.2 million to $11.3 million from $10.1 million for the three months ended June 30, 2020, as a result of a decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $482,000 for the three months ended June 30, 2021, as compared to the same period in 2020, primarily as a result of the ongoing low interest rate environment following the March 2020 150 basis point decrease in the targeted federal funds rate putting downward pressure on resetting adjustable rate instruments combined with the reinvestment of repayments on loans and securities in lower yielding market rate assets. Loan interest income decreased $542,000 for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to a $30.2 million decrease in the average balance of net loans receivable. In addition, the yield decreased to 4.64% for the three months ended June 30, 2021, from 4.72% for the three months ended June 30, 2020. Contributing to yield on loans receivable for the three months ended June 30, 2021, the payoff of a $2.0 million nonaccrual multifamily loan in May 2021 resulted in recognition of $288,000 of interest and $106,000 in late charges.

Interest income from investments available-for-sale increased $54,000, primarily due to a $44.7 million increase in the average balance of our available-for-sale investments as excess cash liquidity earning a nominal yield was invested into these higher earning assets. Partially offsetting this increase, the yield on these investments decreased to 1.92% for the three months ended June 30, 2021, as compared to 2.41% for the three months ended June 30, 2020.

Interest income from interest-earning deposits remained steady with a $9,000 increase for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. During these comparative periods, the yield remained stable, however the increase in customer deposits outpaced the growth in other interest-earning assets, resulting in a $33.0 million increase in the average balance of interest-earning deposits for the three months ended June 30, 2021, as compared to the same period in 2020.

The decrease in interest income was more than offset by a $1.8 million decrease in deposit interest expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The average rate on interest-bearing deposits decreased to 0.75% for the three months ended June 30, 2021, as compared to 1.49% for the three months ended June 30, 2020. The decrease in our cost of funds was a combined result of the declining interest rate environment and an increase in lower-cost deposits. Growth in our branch network allowed us to redeem our higher cost brokered deposits last year, resulting in a $191,000 decrease in interest expense for brokered certificates of deposit to none for the three months ended June 30, 2021. Our cost of funds was also impacted favorably by a decrease in the cost of money market accounts to 0.32% for the three months ended June 30, 2021, from 0.89% for the three months ended June 30, 2020, partially offset by a $124.8 million increase in the average balance of these deposits for the comparative periods. As we continued to grow our lower cost deposits, maturing retail certificates of deposit were allowed to runoff or shift to non-maturity deposit accounts, resulting in a $1.0 million reduction in interest expense for these deposits for the three months ended June 30, 2021, as compared to the same period in 2020, reflecting both a 61 basis point decrease in the cost of these deposits and a $83.0 million decrease in their average balance.

Partially offsetting the decrease in deposit interest expense, our cost of borrowings increased by $69,000 for the three months ended June 30, 2021, as compared to the same period in 2020. The increase in our deposits met our funding needs, allowing us to eliminate our need for short-term borrowings from the FHLB, however, for the three months ended June 30, 2021, the Company maintained $120.0 million in FHLB advances tied to interest rate swap agreements. In comparison, for the three months ended June 30, 2020, the Company had an average balance of $128.2 million in FHLB advances that included the FHLB advances tied to interest rate swap agreements and FHLB Fed Funds short-term borrowings. Our cost of these borrowings increased to 1.37% for the three months ended June 30, 2021, from 1.08% for the three months ended June 30, 2020, due to the use of lower rate advances offered by the FHLB during the early months of the pandemic in 2020.

The Company’s net interest margin increased to 3.36% for the three months ended June 30, 2021, from 3.12% for the three months ended June 30, 2020. This was primarily due to the reduction in our cost of interest bearing liabilities outpacing the reduction in our yield on interest earning assets between periods. Our net interest margin for the three months ended June 30, 2021, was further enhanced by recognition of $288,000 interest and $106,000 late charges on the payoff of a $2.0 million nonaccrual loan in May 2021. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2021 Compared to June 30, 2020 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(187)	$(355)	$(542)
Investments available-for-sale	(213)	267	54
Investments held-to-maturity	(5)	—	(5)
Interest-earning deposits with banks	—	9	9
FHLB stock	5	(3)	2
Total net change in income on interest-earning assets	(400)	(82)	(482)

Interest-bearing liabilities:
Interest-bearing demand	(81)	17	(64)
Statement savings	(2)	—	(2)
Money market	(756)	276	(480)
Certificates of deposit, retail	(547)	(467)	(1,014)
Certificates of deposit, brokered	—	(191)	(191)
Borrowings	90	(21)	69
Total net change in expense on interest-bearing liabilities	(1,296)	(386)	(1,682)
Total net change in net interest income	$896	$304	$1,200

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2021 and 2020. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,092,710	$12,641	4.64%	$1,122,913	$13,183	4.72%
Investments available-for-sale	177,713	850	1.92	133,038	796	2.41
Investments held-to-maturity	2,415	4	0.66	2,378	9	1.52
Interest-earning deposits with banks	64,035	17	0.11	30,989	8	0.10
FHLB stock	6,485	83	5.13	6,736	81	4.84
Total interest-earning assets	1,343,358	13,595	4.06	1,296,054	14,077	4.37
Noninterest earning assets	80,768			75,215
Total average assets	$1,424,126			$1,371,269

Liabilities and Stockholders' Equity
Interest-bearing demand	$108,396	$22	0.08%	$90,843	$86	0.38%
Statement savings	20,875	1	0.02	18,067	3	0.07
Money market	529,643	416	0.32	404,828	896	0.89
Certificates of deposit, retail	359,169	1,476	1.65	442,172	2,490	2.26
Certificates of deposit, brokered	—	—	—	33,639	191	2.28
Total interest-bearing deposits	1,018,083	1,915	0.75	989,549	3,666	1.49
Borrowings	120,494	413	1.37	128,154	344	1.08
Total interest-bearing liabilities	1,138,577	2,328	0.82	1,117,703	4,010	1.44
Noninterest bearing liabilities	125,360			99,451
Average equity	160,189			154,115
Total average liabilities and equity	$1,424,126			$1,371,269
Net interest income		$11,267			$10,067
Net interest margin			3.36%			3.12%

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

During the three months ended June 30, 2021, management evaluated the adequacy of the ALLL and concluded that a $700,000 recapture of provision for loan losses was appropriate. This provision was primarily attributed to the downgrade to substandard of $10.5 million of loans made to a single lending relationship secured by a bowling, roller skating and restaurant location, and a separate hostel business, as these properties continue to be adversely impacted by government-imposed restrictions due to the COVID-19 pandemic. Our impairment analysis on these properties showed no anticipated loss on these loans, resulting in a recapture of provision. In addition, upgrades to $2.9 million of loans and a reduction in loan balances contributed to the recapture of provision for the three months ended June 30, 2021. Partially offsetting this recapture of provision, $6.5 million of loans secured by medical rehabilitation facilities were downgraded to special mention during the three months ended June 30, 2021. In comparison, a $300,000 provision for loan losses was recognized for the three months ended June 30, 2020, primarily due to increased risk factors for economic impact and collateral values for commercial real estate and construction/land portfolios in response to the economic conditions and uncertainty from the COVID-19 pandemic at that date. As of June 30, 2021, the improved economic outlook and expanding availability of the COVID-19 vaccine, the expected economic impact of the pandemic to the credit quality of our loan portfolio has diminished. For more information, see Note 5 - Loans Receivable--ALLL.

    The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Total loans receivable, end of period	$1,098,220	$1,154,132
Average loans receivable during period	1,092,710	1,122,913
ALLL balance at beginning of period	15,502	13,530
(Recapture of provision) provision for loan losses	(700)	300
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	76	6
Total recoveries	76	6
Net recovery	76	6
ALLL balance at end of period	$14,878	$13,836
ALLL as a percent of total loans	1.35%	1.20%
Ratio of net recoveries to average net loans receivable, annualized	0.03	—

    Noninterest Income. Noninterest income increased $183,000 to $972,000 for the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2021	Change from Three Months Ended June 30, 2020	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$—	$(69)	(100.0)%
BOLI change in cash surrender value	246	$(8)	(3.1)
Wealth management revenue	167	(16)	(8.7)
Deposit related fees	227	43	23.4
Loan related fees	281	184	189.7
Other	51	49	2,450.0
Total noninterest income	$972	$183	23.2

    During the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, loan related fees increased $184,000, primarily as a result of a $209,000 increase in prepayment fees collected on certain loans paid off prior to maturity. In addition, deposit related fees increased $43,000 for the three months ended June 30, 2021, as compared to the same period in 2020, primarily as a result of increased debit card activity. Partially offsetting these increases, net gain on sale of investments decreased $69,000 for the comparative periods as there were no sales of investment securities during the three months ended June 30, 2021.

    Noninterest Expense. Noninterest expense increased $246,000 to $8.2 million for the three months ended June 30, 2021, from $7.9 million for the three months ended June 30, 2020.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2021	Change from Three Months Ended June 30, 2020	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,062	$261	5.4%
Occupancy and equipment	1,187	156	15.1
Professional fees	389	(66)	(14.5)
Data processing	680	(7)	(1.0)
OREO related expenses, net	—	(5)	(100.0)
Regulatory assessments	113	(14)	(11.0)
Insurance and bond premiums	111	8	7.8
Marketing	23	(6)	(20.7)
Other general and administrative	625	(81)	(11.5)
Total noninterest expense	$8,190	$246	3.1

Salary and employee benefits expense increased $261,000 for the three months ended June 30, 2021, primarily due to a $230,000 increase from the reduction in capitalized loan origination costs and the related direct employee cost reclassification to deferred costs. In addition, stock compensation expense increased $228,000 as a combined result of an increase in restricted stock grants in 2021 and an increase in the Company’s stock price. These increases were partially offset by a $175,000 decrease in salary expense as a result of a decrease in employee head count. Occupancy and equipment expense increased $156,000 as a combined result of additional branches opened in the past twelve months and maintenance expenses at our headquarters and other branch locations. Partially offsetting these increases, the payoff of a $2.0 million nonaccrual loan included an $84,000 reimbursement in past legal fees, as reflected in other general and administrative expenses above.

Federal Income Tax Expense. The federal income tax provision increased by $470,000 to $939,000 for the three months ended June 30, 2021, as compared to $469,000 for the same period in 2020, primarily due to a $2.1 million increase in income before federal income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General. Net income for the six months ended June 30, 2021 was $6.3 million, or $0.66 per diluted share as compared to net income of $3.8 million, or $0.39 per diluted share for the six months ended June 30, 2020. The increase during the six months ended June 30, 2021, as compared to the same period last year was primarily the result of a $2.3 million increase in net interest income combined with the change in loan loss provision to a $400,000 recapture of provision for loan losses for the six months ended June 30, 2021, as compared to a $600,000 provision for loan losses for the six months ended June 30, 2020.

Net Interest Income. Net interest income for the six months ended June 30, 2021 was $22.0 million, as compared to $19.7 million for the same period in 2020, with decreases in interest income and interest expense of $1.5 million and $3.8 million, respectively.

Interest income decreased by $1.5 million for the six months ended June 30, 2021, as compared to the same period in 2020, primarily as yields on loans continue to decline as loans are originated or refinanced at lower rates or adjust downward in this continued low interest rate environment. Loan interest income decreased $1.4 million for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to a decrease in yield to 4.65% for the six months ended June 30, 2021 from 4.83% for the six months ended June 30, 2020. In addition, the average balance of loans receivable decreased $13.5 million for the six months ended June 30, 2021, as compared to the same period in 2020. Partially offsetting the decline in loan yields for the six months ended June 30, 2021, the payoff of a $2.0 million nonaccrual multifamily loan resulted in receipt of $394,000 in interest and late charges.

Further contributing to the decrease in interest income, investments available-for-sale interest income decreased $129,000, primarily as a result of a decrease in yield to 1.92% for the six months ended June 30, 2021, from 2.57% for the six months ended June 30, 2020. Partially offsetting this decrease, the average balance of these investments increased $32.4 million for the six months ended June 30, 2021, as compared to the same period in 2020, as excess cash liquidity earning a nominal yield was invested in higher earning assets.

Interest income from interest-earning deposits remained stable with an $8,000 decrease for the six months ended June 30, 2021, as compared to the same period in 2020, with a decrease in yield to 0.10% from 0.36%, substantially offset by a $37.4 million increase in the average balance of these funds for these comparative periods.

The decrease in interest income was more than offset by a $3.8 million decrease in interest expense for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The cost of interest-bearing deposits decreased 81 basis points between the periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to repay all of our higher cost brokered deposits in 2020, resulting in a $564,000 decrease to interest expense for these comparative periods. Interest expense for retail certificates of deposit and money market accounts decreased $1.6 million and $1.5 million, respectively, primarily due to a 51 basis point reduction in cost for retail certificates of deposit and an 86 basis point reduction for money market accounts. The shift in deposits from brokered and retail certificates of deposit to lower cost money market and demand accounts also contributed to the overall decrease in cost of deposits.

Interest expense on borrowings remained stable with an $18,000 increase for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The cost of these funds increased to 1.40% for the six months ended June 30, 2021, from 1.28% for the six months ended June 30, 2020, as borrowed funds in 2020 also included lower cost overnight advances. The increase in interest expense as a result of the higher cost was partially offset by the $7.7 million reduction in the average balance of our borrowings as there were no overnight borrowings in 2021.
The Company’s net interest margin increased to 3.34% for the six months ended June 30, 2021, from 3.12% for the six months ended June 30, 2020. For the six months ended June 30, 2021, the combination of $394,000 of interest and late fees recognized in the payoff of the $2.0 million nonaccrual multifamily loan, and a $1.0 million increase in net deferred fee income from PPP loans forgiven and repaid more than offset the negative impact to our net interest margin of the continued low interest rate environment. Prepayments of PPP loans or amounts forgiven by the SBA may increase our net interest margin and the loan yield in periods of payoff with recognition of deferred fees and costs. The impact to our loan yields and net interest margin is expected to cease completely after the payoff or maturity of these loans. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2021 Compared to June 30, 2020 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,068)	$(324)	$(1,392)
Investments available-for-sale	(543)	414	(129)
Investments held-to-maturity	4	1	5
Interest-earning deposits with banks	(75)	67	(8)
FHLB stock	10	(5)	5
Total net change in income on interest-earning assets	(1,672)	153	(1,519)

Interest-bearing liabilities:
Interest-bearing demand	(146)	53	(93)
Statement savings	(7)	1	(6)
Money market	(2,144)	623	(1,521)
Certificates of deposit, retail	(967)	(668)	(1,635)
Certificates of deposit, brokered	—	(564)	(564)
Borrowings	67	(49)	18
Total net change in expense on interest-bearing liabilities	(3,197)	(604)	(3,801)
Total net change in net interest income	$1,525	$757	$2,282

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2021 and 2020. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,096,019	$25,265	4.65%	$1,109,502	$26,657	4.83%
Investments available-for-sale	166,814	1,586	1.92	134,402	1,715	2.57
Investments held-to-maturity	2,414	16	1.34	2,219	11	1.00
Interest-earning deposits with banks	58,218	29	0.10	20,772	37	0.36
FHLB stock	6,449	162	5.07	6,676	157	4.73
Total interest-earning assets	1,329,914	27,058	4.10	1,273,571	28,577	4.51
Noninterest earning assets	79,338			74,486
Total average assets	$1,409,252			$1,348,057

Liabilities and Stockholders' Equity
Interest-bearing demand	$105,982	$49	0.09%	$77,128	$142	0.37%
Statement savings	20,317	3	0.03	17,578	9	0.1
Money market	503,820	806	0.32	397,357	2,327	1.18
Certificates of deposit, retail	377,130	3,355	1.79	435,434	4,990	2.30
Certificates of deposit, brokered	—	—	—	52,309	564	2.17
Total interest-bearing deposits	1,007,249	4,213	0.84	979,806	8,032	1.65
Borrowings	120,249	832	1.4	127,930	814	1.28
Total interest-bearing liabilities	1,127,498	5,045	0.90	1,107,736	8,846	1.61
Noninterest bearing liabilities	122,725			84,518
Average equity	159,029			155,803
Total average liabilities and equity	$1,409,252			$1,348,057
Net interest income		$22,013			$19,731
Net interest margin			3.34%			3.12%

Provision for Loan Losses. During the six months ended June 30, 2021, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $400,000 was appropriate for the period. This recapture was primarily attributed to the downgrade to substandard of $10.5 million of loans made to a single lending relationship secured by a bowling, roller skating and restaurant location, and a separate hostel business, as these properties continue to be adversely impacted by government-imposed restrictions due to the pandemic. Our impairment analysis on these properties showed no anticipated loss on these loans, resulting in a recapture of provision. In addition, upgrades to $2.9 million of loans and a reduction in loan balances during the second quarter of 2021, and a reduction in the forecasted risk factors in the first quarter of 2021 contributed to the recapture of provision for the six months ended June 30, 2021. Partially offsetting this recapture of provision, $6.5 million of loans secured by medical rehabilitation facilities were downgraded during the three months ended June 30, 2021. In comparison, a $600,000 provision for loan losses was recognized for the six months ended June 30, 2020, primarily due to increased risk factors for economic impact and collateral values for commercial real estate and construction/land portfolios in response to the economic conditions and uncertainty from the COVID-19 pandemic at that date. However, with the improved economic outlook and the expanding availability of the COVID-19 vaccine, the expected economic impact of the pandemic to the credit quality of our loan portfolio has diminished as of June 30, 2021.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Total loans receivable, end of period	$1,098,220	$1,154,132
Average loans receivable during period	1,096,019	1,109,502
ALLL balance at beginning of period	15,174	13,218
Provision (recapture of provision) for loan losses	(400)	600
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	104	18
Total recoveries	104	18
Net recovery	104	18
ALLL balance at end of period	$14,878	$13,836
ALLL as a percent of total loans	1.35%	1.20%
Ratio of net recoveries to average net loans receivable, annualized	0.02	—

    Noninterest Income. Noninterest income decreased by $42,000 to $1.7 million for the six months ended June 30, 2021, as compared to $1.8 million for the same period in 2020. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2021	Change from Six Months Ended June 30, 2020	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$—	$(69)	(100.0)%
BOLI change in cash surrender value	515	6	1.2
Wealth management revenue	327	(21)	(6.0)
Deposit related fees	426	67	18.7
Loan related fees	413	(76)	(15.5)
Other	55	51	1,275.0
Total noninterest income	$1,736	$(42)	(2.4)%

Noninterest income from loan related fees decreased by $76,000 for the six months ended June 30, 2021, as compared to the same period in 2020, as a combined result of a $50,000 decrease in loan prepayment fees on certain commercial loans and a $19,000 decrease in interest rate swap fees on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, the Company had no sales of investment securities during the six months ended June 30, 2021, as compared to $69,000 net gain on the sales of investment securities during the six months ended June 30, 2020. Partially offsetting these decreases in noninterest income for the comparative periods, deposit related fees increased $67,000, primarily from debit card related service fees.

Noninterest Expense. Noninterest expense increased $108,000 to $16.3 million to for the six months ended June 30, 2021, as compared to $16.2 million for the same period in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2021	Change from Six Months Ended June 30, 2020	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$10,007	$(6)	(0.1)%
Occupancy and equipment	2,286	183	8.7
Professional fees	921	36	4.1
Data processing	1,377	(4)	(0.3)
OREO-related expenses, net	1	(5)	(83.3)
Regulatory assessments	235	(36)	(13.3)
Insurance and bond premiums	235	12	5.4
Marketing	53	(40)	(43.0)
Other general and administrative	1,204	(32)	(2.6)
Total noninterest expense	$16,319	$108	0.7

During the six months ended June 30, 2021, as compared to the same period in 2020, occupancy and equipment expense increased $183,000 with the addition of two locations since June 30, 2020. Marketing expense decreased $40,000 between the periods, due primarily to cancellations of sponsored events due to continued COVID-19 restrictions. In addition, regulatory assessments decreased $36,000 during the six months ended June 30, 2021, as compared to the same period in 2021, as PPP loans are excluded from our asset base for calculation of our FDIC assessment.

    Federal Income Tax Expense. The federal income tax provision increased $652,000 to $1.5 million for the six months ended June 30, 2021, as compared to $871,000 for the six months ended June 30, 2020, primarily as a result of a $3.1 million increase in income before federal income taxes for the six months ended June 30, 2021, as compared to the same period in 2020. In addition, the effective tax rate was increased to 19.5% for the six months ended June 30, 2021, as a result of the impact to certain stock compensation from an increase in the Company’s stock price. In comparison, the effective tax rate for the six months ended June 30, 2020, was 18.5%.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2021, retail certificates of deposit of $172.1 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $60.3 million to $187.9 million at June 30, 2021, from $127.6 million at December 31, 2020, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $449,000 to $72.0 million at June 30, 2021, from $72.5 million at December 31, 2020. At June 30, 2021, the Bank maintained credit facilities with the FHLB totaling $643.5 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $407.9 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $85.5 million from the FRB from loan programs other than the PPPLF, and $75.0 million from lines of credit with other financial institutions, with no balance outstanding from these sources at June 30, 2021. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

    To assist in our funds acquisition and interest rate risk management efforts, management utilizes from time to time the national brokered deposit market. Due to adequate funding from other sources, at June 30, 2021, the Bank did not hold any brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This callable option available on certain brokered certificates of deposit to redeem the deposit after six months is a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

    First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At June 30, 2021, the Company (on an unconsolidated basis) had liquid assets of $13.4 million and short-term liabilities of $389,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2021 and December 31, 2020, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans or certain commercial loans at June 30, 2021:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$1,710	$1,710	$—	$—	$—
Unused portion of lines of credit	32,443	10,001	2,801	3,659	15,982
Undisbursed portion of construction and commercial loans	50,258	23,781	26,477	—	—
Total commitments	$84,411	$35,492	$29,278	$3,659	$15,982

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

    As of June 30, 2021, the Bank had thirteen operating leases with remaining terms of 1.6 years to 9.6 years which carry minimum lease payments of $68,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no claims and legal actions that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2021, stockholders’ equity totaled $161.6 million, or 11.3% of total assets. Our book value per share of common stock was $16.75 at June 30, 2021, compared to $16.05 at December 31, 2020. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At June 30, 2021
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$144,338	10.15%	$56,890	4.00%	$71,112	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	144,338	14.45	44,948	4.50	64,924	6.50
Tier I risk-based capital (to risk-weighted assets)	144,338	14.45	59,930	6.00	79,907	8.00
Total risk-based capital (to risk-weighted assets)	156,857	15.70	79,907	8.00	99,884	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2021, the Bank’s capital conservation buffer was 7.70%.

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
•we have utilized interest rate swaps to effectively fix the rate on certain FHLB advances; and
•we have emphasized attracting non-interest bearing deposits as a source of funds.

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2021, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 53.8% of our total loans were adjustable-rate loans at June 30, 2021. At that date, $382.4 million, or 64.7% of these loans were at their floor, with a weighted-average interest rate of 4.49%. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At June 30, 2021, the Bank’s net loans receivable included $119.5 million of prime based loans, of which $103.5 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

June 30, 2021
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$5,022
26 - 50 bps	4,838
51 - 75 bps	10,587
76 - 100 bps	41,233
101 - 150 bps	28,354
151 - 200 bps	6,268
> 200 bps	7,199
$103,501

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

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2021
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$45,408	3.35%
+200	44,679	1.69
+100	44,128	0.43
Base	43,937	—
(100)	43,529	(0.93)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$186,640	$(16,051)	(7.92)%	13.84%	(1.12)%	$1,348,196
+200	192,002	(10,689)	(5.27)	13.95	(0.74)	1,376,252
+100	198,851	(3,840)	(1.89)	14.13	(0.27)	1,407,276
Base	202,691	—	—	14.11	—	1,436,905
(100)	192,648	(10,043)	(4.95)	13.23	(0.70)	1,455,942
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

At June 30, 2021, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2021	—	$—	—	396,981
May 1 - May 31, 2021	28,199	13.97	28,199	368,782
June 1 - June 30, 2021	15,231	14.65	15,231	353,551
	43,430	14.21	43,430	353,551

    On February 1, 2021, the Company began repurchasing shares of common stock under the repurchase plan approved by the Company’s Board of Directors on December 21, 2020. The plan authorized the repurchase of up to 486,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At June 30, 2021, the Company had repurchased 132,449 shares authorized for repurchase at an average price of $13.42 per share. The plan will expire no later than August 13, 2021. Subsequent to June 30, 2021, the Company repurchased 116,347 shares of common stock, as reflected on the shares outstanding as of August 6, 2021, on the cover of this report. As of August 6, 2021, there are 237,204 shares authorized for purchase under this plan remaining.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (12)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 9, 2021	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2021	By:	/s/ Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)