Form 10-Q
period 2021-09-30
First Financial Northwest, Inc.
filed 2021-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 5, 2021, 9,350,763 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	September 30, 2021	December 31, 2020
Assets
	(Unaudited)
Cash on hand and in banks	$7,243	$7,995
Interest-earning deposits with banks	71,869	72,494
Investments available-for-sale, at fair value	178,061	127,551
Investments held-to-maturity, at amortized cost	2,425	2,418
Loans receivable, net of allowance of $15,057, and $15,174	1,101,669	1,100,582
Federal Home Loan Bank ("FHLB") stock, at cost	6,465	6,410
Accrued interest receivable	5,681	5,508
Deferred tax assets, net	746	1,641
Other real estate owned ("OREO")	—	454
Premises and equipment, net	22,628	22,579
Bank owned life insurance ("BOLI"), net	34,994	33,034
Prepaid expenses and other assets	2,975	1,643
Right of use asset (“ROU”), net	3,838	3,647
Goodwill	889	889
Core deposit intangible, net	719	824
Total assets	$1,440,202	$1,387,669

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$115,311	$91,285
Interest-bearing deposits	1,026,425	1,002,348
Total deposits	1,141,736	1,093,633
FHLB advances	120,000	120,000
Advance payments from borrowers for taxes and insurance	5,075	2,498
Lease liability, net	3,994	3,783
Accrued interest payable	206	211
Other liabilities	7,735	11,242
Total liabilities	1,278,746	1,231,367

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,483,081 shares at September 30, 2021 and 9,736,875 shares at December 31, 2020	95	97
Additional paid-in capital	78,311	82,095
Retained earnings	84,402	78,003
Accumulated other comprehensive loss, net of tax	(223)	(1,918)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,129)	(1,975)
Total stockholders' equity	161,456	156,302
Total liabilities and stockholders' equity	$1,440,202	$1,387,669
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$12,508	$12,847	$37,772	$39,504
Investments available-for-sale	814	751	2,400	2,466
Investments held-to-maturity	4	6	20	17
Interest-earning deposits with banks	24	8	53	45
Dividends on FHLB stock	84	82	247	240
Total interest income	13,434	13,694	40,492	42,272
Interest expense
Deposits	1,612	3,206	5,826	11,238
Borrowings	431	400	1,263	1,214
Total interest expense	2,043	3,606	7,089	12,452
Net interest income	11,391	10,088	33,403	29,820
Provision (recapture of provision) for loan losses	100	700	(300)	1,300
Net interest income after provision (recapture of provision) for loan losses	11,291	9,388	33,703	28,520
Noninterest income
Net gain on sale of investments	—	18	—	86
BOLI income	377	269	891	778
Wealth management revenue, net	64	145	391	493
Deposit related fees	228	201	654	560
Loan related fees	300	376	714	865
Other	30	2	86	7
Total noninterest income	999	1,011	2,736	2,789
Noninterest expense
Salaries and employee benefits	4,856	4,880	14,863	14,893
Occupancy and equipment	1,116	987	3,403	3,090
Professional fees	502	371	1,423	1,257
Data processing	626	731	2,003	2,112
OREO related expenses, net	207	1	208	7
Regulatory assessments	121	134	356	405
Insurance and bond premiums	106	116	341	339
Marketing	64	41	116	133
Other general and administrative	735	606	1,938	1,843
Total noninterest expense	8,333	7,867	24,651	24,079
Income before federal income tax provision	3,957	2,532	11,788	7,230
Federal income tax provision	758	450	2,281	1,320
Net income	$3,199	$2,082	$9,507	$5,910
Basic earnings per common share	$0.34	$0.22	$1.01	$0.60
Diluted earnings per common share	$0.34	$0.21	$0.99	$0.60
Basic weighted average number of common shares outstanding	9,314,456	9,661,498	9,412,196	9,788,397
Diluted weighted average number of common shares outstanding	9,446,702	9,675,567	9,514,165	9,811,602

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,199	$2,082	$9,507	$5,910
Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(761)	538	(1,192)	2,031
Tax effect	160	(113)	251	(427)
Reclassification adjustment for net gains realized in income	—	(18)	—	(86)
Tax effect	—	4	—	18
Gains (losses) on cash flow hedges	553	343	3,337	(4,264)
Tax effect	(116)	(72)	(701)	896
Other comprehensive (loss) income, net of tax	(164)	682	1,695	(1,832)
Total comprehensive income	$3,035	$2,764	$11,202	$4,078

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at June 30, 2021	9,651,180	$97	$80,770	$82,224	$(59)	$(1,411)	$161,621
Net income	—	—	—	3,199	—	—	3,199
Other comprehensive loss, net of tax	—	—	—	—	(164)	—	(164)
Exercise of stock options	2,000	—	22	—	—	—	22
Issuance of common stock - restricted stock awards, net	10,080	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	315	—	—	—	315
Allocation of 28,213 ESOP shares	—	—	171	—	—	282	453
Repurchase and retirement of common stock	(180,179)	(2)	(2,967)	—	—	—	(2,969)
Cash dividend declared and paid ($0.11 per share)	—	—	—	(1,021)	—	—	(1,021)
Balances at September 30, 2021	9,483,081	$95	$78,311	$84,402	$(223)	$(1,129)	$161,456

	Nine Months Ended September 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302
Net income	—	—	—	9,507	—	—	9,507
Other comprehensive income, net of tax	—	—	—	—	1,695	—	1,695
Exercise of stock options	6,000	—	64	—	—	—	64
Issuance of common stock - restricted stock awards, net	55,673	1	(39)	—	—	—	(38)
Compensation related to stock options and restricted stock awards	—	—	558	—	—	—	558
Allocation of 84,639 ESOP shares	—	—	381	—	—	846	1,227
Repurchase and retirement of common stock	(312,628)	(3)	(4,748)	—	—	—	(4,751)
Canceled common stock - restricted stock awards	(2,839)	—	—	—	—	—	—
Cash dividend declared and paid ($0.33 per share)	—	—	—	(3,108)	—	—	(3,108)
Balances at September 30, 2021	9,483,081	$95	$78,311	$84,402	$(223)	$(1,129)	$161,456

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,507	$5,910
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(300)	1,300
Loss on sale of OREO property, net	207	—
Net amortization of premiums and discounts on investments	807	589
Gain on sale of investments available-for-sale	—	(86)
Depreciation of premises and equipment	1,607	1,638
Loss on disposal of premises and equipment	1	—
Deferred federal income taxes	445	110
Allocation of ESOP shares	1,227	904
Stock compensation expense	558	367
BOLI income	(891)	(778)
Annuity income	(20)	(31)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(715)	194
Decrease in ROU	567	491
Increase in advance payments from borrowers for taxes and insurance	2,577	1,821
Increase in accrued interest receivable	(173)	(1,538)
Decrease in lease liability	(547)	(453)
Decrease in accrued interest payable	(5)	(88)
Decrease in other liabilities	(669)	(558)
Net cash provided by operating activities	14,183	9,792
Cash flows from investing activities:
Proceeds from sales of OREO properties	247	—
Proceeds from sales, calls and maturities of investments available-for-sale	10,000	12,082
Principal repayments on investments available-for-sale	13,621	8,991
Purchases of investments available-for-sale	(76,130)	(9,050)
Purchase of investments held-to-maturity	—	(2,375)
Net increase in loans receivable	(787)	(26,822)
(Purchase) sale of FHLB stock	(55)	599
Purchase of premises and equipment	(1,657)	(1,581)
Proceeds from BOLI death benefit settlement	1,086	—
Purchase of BOLI	(2,155)	(70)
Net cash used by investing activities	(55,830)	(18,226)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	$48,103	$36,148
Advances from the FHLB	—	248,000
Repayments of advances from the FHLB	—	(265,700)
Proceeds from stock options exercises	64	—
Net share settlement of stock awards	(38)	(73)
Repurchase and retirement of common stock	(4,751)	(3,886)
Dividends paid	(3,108)	(2,931)
Net cash provided by financing activities	40,270	11,558

Net (decrease) increase in cash and cash equivalents	(1,377)	3,124
Cash and cash equivalents at beginning of period	80,489	22,990
Cash and cash equivalents at end of period	$79,112	$26,114

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$7,094	$12,540
Federal income taxes paid	2,445	1,190

Noncash items:
Change in unrealized (loss) gain on investments available-for-sale	$(1,192)	$1,945
Change in unrealized gain (loss) on cash flow hedge	3,337	(4,264)
Initial recognition of ROU	758	2,116
Initial recognition of lease liability	758	2,116

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

At September 30, 2021, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (“2020 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946) issued in August 2021. This ASU outlines the changes in the presentation of information on the balance sheet due to SEC Regulation S-X. This rule was put into place to better identify various items and whether they should appear on the face of the balance sheet or the accompanying notes. The Company intends to adopt ASU 2021-06 in the fourth quarter of 2021 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,175	$276	$(64)	$15,387
Freddie Mac	13,083	166	(322)	12,927
Ginnie Mae	25,744	210	(120)	25,834
Other	5,673	93	(16)	5,750
Municipal bonds	39,545	732	(454)	39,823
U.S. Government agencies	48,165	109	(366)	47,908
Corporate bonds	30,003	632	(203)	30,432
Total	$177,388	$2,218	$(1,545)	$178,061

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,797	$491	$—	$13,288
Freddie Mac	4,116	200	—	4,316
Ginnie Mae	16,513	617	(3)	17,127
Other	10,691	100	(62)	10,729
Municipal bonds	16,483	963	—	17,446
U.S. Government agencies	41,084	88	(537)	40,635
Corporate bonds	24,001	221	(212)	24,010
Total	$125,685	$2,680	$(814)	$127,551

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,321	$(64)	$—	$—	$6,321	$(64)
Freddie Mac	7,953	(322)	—	—	7,953	(322)
Ginnie Mae	15,753	(120)	—	—	15,753	(120)
Other	1,909	(16)	—	—	1,909	(16)
Municipal bonds	22,482	(454)	—	—	22,482	(454)
U.S. Government agencies	6,687	(20)	23,006	(346)	29,693	(366)
Corporate bonds	995	(5)	5,808	(198)	6,803	(203)
Total	$62,100	$(1,001)	$28,814	$(544)	$90,914	$(1,545)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$—	$—	$—	$—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	1,311	(3)	1,311	(3)
Other	—	—	5,942	(62)	5,942	(62)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	1,716	(11)	30,991	(526)	32,707	(537)
Corporate bonds	—	—	5,794	(212)	5,794	(212)
Total	$1,716	$(11)	$44,038	$(803)	$45,754	$(814)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 49 securities and 20 securities in an unrealized loss position, respectively, with 13 and 18 of these securities in an unrealized loss position for 12 months or more, at both September 30, 2021, and December 31, 2020, respectively. Management does not believe that any individual unrealized loss as of September 30, 2021, or December 31, 2020, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2021, and December 31, 2020, and determined that an OTTI charge was not warranted.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The amortized cost and estimated fair value of investments available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$398	$406
Due after one year through five years	8,546	8,605
Due after five years through ten years	26,713	27,145
Due after ten years	82,056	82,007
	117,713	118,163
Mortgage-backed investments	59,675	59,898
Total	$177,388	$178,061

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $21.5 million and $23.4 million were pledged as collateral for public deposits at September 30, 2021, and December 31, 2020, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended September 30, 2021, there were no calls or sales of investment securities. For the nine months ended September 30, 2021, there were $10.0 million in calls or maturities on investment securities with no gain or loss generated. For the three months ended September 30, 2020, there were $2.5 million in sales or maturities on investment securities generating a net gain of $18,000. For the nine months ended September 30, 2020, there were $12.1 million in sales or maturities on investment securities generating a net gain of $86,000.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At September 30, 2021, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$184,990	$206,323
Permanent non-owner occupied	197,686	175,637
	382,676	381,960

Multifamily	143,806	136,694

Commercial real estate	392,356	385,265

Construction/land:
One-to-four family residential	36,213	33,396
Multifamily	47,549	51,215
Commercial	6,189	5,783
Land	11,337	1,813
	101,288	92,207

Business	54,748	80,663
Consumer	42,484	40,621
Total loans	1,117,358	1,117,410

Less:
Deferred loan fees, net	632	1,654
ALLL	15,057	15,174
Loans receivable, net	$1,101,669	$1,100,582

    At September 30, 2021, loans totaling $543.4 million were pledged to secure borrowings from the FHLB compared to $720.8 million at December 31, 2020. In addition, loans totaling $139.8 million and $127.1 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at September 30, 2021 and December 31, 2020, respectively.

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

    As of September 30, 2021, and December 31, 2020, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2021, and December 31, 2020 by type and risk category:

	September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$380,824	$141,470	$328,622	$99,036	$54,748	$42,223	$1,046,923
Pass, grade 5 (watch)	917	2,336	31,602	2,252	—	34	37,141
Special mention	413	—	21,545	—	—	227	22,185
Substandard	522	—	10,587	—	—	—	11,109
Total loans	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$376,918	$132,243	$316,955	$89,957	$80,208	$40,477	$1,036,758
Pass, grade 5 (watch)	3,914	2,347	52,375	2,250	455	144	61,485
Special mention	601	—	15,935	—	—	—	16,536
Substandard	527	2,104	—	—	—	—	2,631
Total loans	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410

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

At September 30, 2021, total loans receivable included $22.4 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Although these loans were included in the population of loans collectively evaluated for impairment, no general reserve was allocated to them as these loans are 100% guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878
Charge-offs	—	—	—	—	—	—	—
Recoveries	79	—	—	—	—	—	79
Provision (recapture)	99	9	127	(128)	(135)	128	100
Ending balance	$3,170	$1,386	$6,041	$2,257	$998	$1,205	$15,057

	At or For the Nine Months Ended September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Charge-offs	—	—	—	—	—	—	—
Recoveries	183	—	—	—	—	—	183
(Recapture) provision	(194)	20	(86)	68	(244)	136	(300)
Ending balance	$3,170	$1,386	$6,041	$2,257	$998	$1,205	$15,057

ALLL by category:
General reserve	$3,148	$1,386	$6,041	$2,257	$998	$1,205	$15,035
Specific reserve	22	—	—	—	—	—	22

Loans:
Total loans	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358
Loans collectively evaluated for impairment	380,268	143,806	366,640	101,288	54,748	42,484	1,089,234
Loans individually evaluated for impairment	2,408	—	25,716	—	—	—	28,124

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	30	—	—	—	32
Provision (recapture)	89	(165)	622	108	(21)	67	700
Ending balance	$3,225	$1,394	$5,501	$2,365	$1,044	$1,039	$14,568

	At or For the Nine Months Ended September 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Charge-offs	—	—	—	—	—	—	—
Recoveries	20	—	30	—	—	—	50
Provision (recapture)	171	(213)	912	143	(96)	383	1,300
Ending balance	$3,225	$1,394	$5,501	$2,365	$1,044	$1,039	$14,568

ALLL by category:
General reserve	$3,213	$1,394	$5,501	$2,365	$1,044	$1,039	$14,556
Specific reserve	12	—	—	—	—	—	12

Loans:
Total loans	$391,871	$142,619	$389,768	$99,598	$85,780	$40,845	$1,150,481
Loans collectively evaluated for impairment	389,033	140,515	372,995	99,598	85,780	40,845	1,128,766
Loans individually evaluated for impairment	2,838	2,104	16,773	—	—	—	21,715

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2021, there were two past due loans or 0.02% of total loans receivable, as compared to five past due loans or 0.24% of total loans receivable at December 31, 2020. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$184,990	$184,990
Non-owner occupied	—	—	—	—	197,686	197,686
Multifamily	—	—	—	—	143,806	143,806
Commercial real estate	—	—	—	—	392,356	392,356
Construction/land	—		—	—	101,288	101,288
Total real estate	—	—	—	—	1,020,126	1,020,126
Business	—	—	—	—	54,748	54,748
Consumer	227	—	—	227	42,257	42,484
Total loans	$227	$—	$—	$227	$1,117,131	$1,117,358
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2021.

	Loans Past Due as of December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$77	$—	$—	$77	$206,246	$206,323
Non-owner occupied	159	—	—	159	175,478	175,637
Multifamily	—	—	2,104	2,104	134,590	136,694
Commercial real estate	—	—	—	—	385,265	385,265
Construction/land	—	—	—	—	92,207	92,207
Total real estate	236	—	2,104	2,340	993,786	996,126
Business	275	—	—	275	80,388	80,663
Consumer	38	—	—	38	40,583	40,621
Total loans	$549	$—	$2,104	$2,653	$1,114,757	$1,117,410
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

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
Multifamily	$—	$2,104
Total nonaccrual loans	$—	$2,104

Nonaccrual loans at December 31, 2020, consisted of one $2.1 million multifamily loan that was in the foreclosure process at that date. Interest income that would have been recognized had the nonaccrual loan been performing in accordance with its original terms was $24,000 and $58,000 for the three and nine months ended September 30, 2020, respectively. In May 2021, subsequent to a payment during the first quarter of 2021, the $2.0 million balance of this nonaccrual multifamily loan paid off. Past interest income of $288,000 was collected and included in interest income for the nine months ending September 30, 2021.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358
Nonperforming	—	—	—	—	—	—	—
Total loans	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358
_____________

(1) There were $185.0 million of owner-occupied one-to-four family residential loans and $197.7 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At September 30, 2021, and December 31, 2020, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2021
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$180	$189	$—
Non-owner occupied	922	922	—
Commercial real estate	25,716	25,716	—
Total	26,818	26,827	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	496	543	21
Non-owner occupied	810	810	1
Total	1,306	1,353	22

Total impaired loans:
One-to-four family residential:
Owner occupied	676	732	21
Non-owner occupied	1,732	1,732	1
Commercial real estate	25,716	25,716	—
Total	$28,124	$28,180	$22
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$181	$3	$227	$9
Non-owner occupied	926	16	955	47
Multifamily	—	—	1,035	—
Commercial real estate	26,356	192	21,485	662
Total	27,463	211	23,702	718

Loans with an allowance:
One-to-four family residential:
Owner occupied	497	7	499	24
Non-owner occupied	812	13	815	39
Total	1,309	20	1,314	63

Total impaired loans:
One-to-four family residential:
Owner occupied	678	10	726	33
Non-owner occupied	1,738	29	1,770	86
Multifamily	—	—	1,035	—
Commercial real estate	26,356	192	21,485	662
Total	$28,772	$231	$25,016	$781

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$381	$2	$407	$15
Non-owner occupied	1,115	17	1,251	52
Multifamily	2,104	47	2,104	139
Commercial real estate	16,823	144	9,042	519
Construction/land	—	—	7,044	—
Total	20,423	210	19,848	725

Loans with an allowance:
One-to-four family residential:
Owner occupied	502	7	503	23
Non-owner occupied	964	15	1,303	45
Total	1,466	22	1,806	68

Total impaired loans:
One-to-four family residential:
Owner occupied	883	9	910	38
Non-owner occupied	2,079	32	2,554	97
Multifamily	2,104	47	2,104	139
Commercial real estate	16,823	144	9,042	519
Construction/land	—	—	7,044	—
Total	$21,889	$232	$21,654	$793

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At September 30, 2021, the TDR portfolio totaled $2.4 million. At December 31, 2020, the TDR portfolio totaled $3.9 million. At both dates, all TDRs were performing according to their modified repayment terms.

At September 30, 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and nine months ended September 30, 2021 and 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) January 1, 2022. At September 30, 2021, four loans totaling $20.1 million had payment deferrals granted under the CARES Act, with total deferral periods granted greater than six months. The $10.5 million loan relationship that was downgraded to substandard during the three months ended June 30, 2021, increased to $10.6 million at September 30, 2021, as a result of draws on an active line-of-credit. Two of these loans with an aggregate $6.6 million at September 30, 2021, secured by a hostel business, are still on deferral. This same relationship also has a $4.0 million loan secured by a facility housing bowling, roller skating and restaurant operations, whose deferral period expired as of September 30, 2021, and subsequently made a payment in October 2021. These three loans represent all of our substandard commercial real estate loans at September 30, 2021. The subsequent impairment analysis on these properties showed no anticipated loss on these loans.

The following table presents TDR modifications during the three and nine months ended September 30, 2021, and the recorded investment prior to and after the modification. There were no TDR modifications during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family residential
Advancement of maturity date	3	1,355	1,355	3	1,355	1,355
Commercial real estate:
Advancement of maturity date	—	$—	$—	1	$1,241	$1,241
Total	3	$1,355	$1,355	4	$2,596	$2,596

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2021, and September 30, 2020, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$454	$454	$454	$454
Net proceeds from sale of OREO	(247)	—	(247)	—
Loss on sale of OREO	(207)	—	(207)	—
Balance at end of period	$—	$454	$—	$454

For the three and nine months ended September 30, 2021, the two remaining OREO properties were sold for $247,000 with a loss of $207,000 included in OREO related expenses, net, on the Company’s Consolidated Income Statements. Prior to the sale, there were no market value adjustments taken on the properties in OREO. For three and nine months ended September 30, 2020 there were no OREO properties sold and no market value adjustments taken on the properties. At September 30, 2021, there were no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,387	$—	$15,387	$—
Freddie Mac	12,927	746	12,181	—
Ginnie Mae	25,834	—	25,834	—
Other	5,750	—	5,750	—
Municipal bonds	39,823	—	39,823	—
U.S. Government agencies	47,908	—	47,908	—
Corporate bonds	30,432	—	30,432	—
Total available-for-sale investments	178,061	746	177,315	—
Derivative fair value asset	511	—	511	—
Total	$178,572	$746	$177,826	—

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$13,288	$—	$13,288	$—
Freddie Mac	4,316	—	4,316	—
Ginnie Mae	17,127	—	17,127	—
Other	10,729	—	10,729	—
Municipal bonds	17,446	—	17,446	—
U.S. Government agencies	40,635	—	40,635	—
Corporate bonds	24,010	—	24,010	—
Total available-for-sale investments	$127,551	$—	$127,551	—

Liabilities:
Derivative fair value liability	$2,825	$—	$2,825	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2021, and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$28,102	$—	$—	$28,102
OREO	—	—	—	—
Total	$28,102	$—	$—	$28,102
_____________
(1) Total fair value of impaired loans is net of $22,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$21,392	$—	$—	$21,392
OREO	454	—	—	454
Total	$21,846	$—	$—	$21,846
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$28,102	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$—	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$21,392	Market approach	Expected values of future cash flows	0.0% (0.0%)

OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.0%)

    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,243	$7,243	$7,243	$—	$—
Interest-earning deposits with banks	71,869	71,869	71,869	—	—
Investments available-for-sale	178,061	178,061	746	177,315	—
Investments held-to-maturity	2,425	2,425	—	2,425	—
Loans receivable, net	1,101,669	1,103,924	—	—	1,103,924
FHLB stock	6,465	6,465	—	6,465	—
Accrued interest receivable	5,681	5,681	—	5,681	—
Derivative fair value asset	511	511	—	511	—

Financial Liabilities:
Deposits	840,007	840,007	840,007	—	—
Certificates of deposit, retail	301,729	305,381	—	305,381	—
Advances from the FHLB	120,000	120,003	—	120,003	—
Accrued interest payable	206	206	—	206	—

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

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At September 30, 2021, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 1.3 years to 9.3 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2021, the Company was committed to paying $69,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the three and nine months ended September 30, 2021, and 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2021	September 30, 2020
	(dollars in thousands)
Lease expense, quarter-to-date	$276	$226
Lease expense, year-to-date	794	669
Right-of-use asset	3,838	3,834
Lease liability	3,994	3,942

Weighted average remaining term, years	6.4 years	4.3 years
Weighted average discount rate	1.91%	2.13%

The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2021 and the discounted lease liability at that date:

September 30, 2021
(in thousands)
Due through one year	$835
Due after one year through two years	769
Due after two years through three years	645
Due after three years through four years	557
Due after four years through five years	373
Due after five years	1,074
Total minimum lease payments	4,253
Less: present value discount	259
Lease liability	$3,994

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At September 30, 2021, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on one-month or three-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on three-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that mature and are renewed at one-month or three-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At September 30, 2021, a $511,000 net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $404,000 was included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the quarters ended September 30, 2021 or 2020, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the fair value of these derivative instruments as of September 30, 2021 and December 31, 2020:

	Balance Sheet Location	Fair Value at September 30, 2021	Fair Value at December 31, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets/(Other Liabilities)	$511	$(2,825)

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended September 30, 2021	Amount Recognized in OCI for the three months ended September 30, 2020	Amount Recognized in OCI for the nine months ended September 30, 2021	Amount Recognized in OCI for the nine months ended September 30, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$437	$271	$2,636	$(3,368)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At September 30, 2021, there were 307,000 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions. At September 30, 2021, there were 1,060,922 total shares available for grant under the 2016 Plan, including 230,461 shares available to be granted as restricted stock.

For the three months ended September 30, 2021 and 2020, total compensation expense for both the 2008 Plan and 2016 Plan was $315,000 and $224,000, respectively, and the related income tax benefit was $66,000 and $47,000, respectively.

For the nine months ended September 30, 2021 and 2020, total compensation expense for both the 2008 Plan and 2016 Plan was $558,000 and $367,000, respectively, and the related income tax benefit was $117,000 and $77,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2021, follows:

	For the Three Months Ended September 30, 2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2021	309,000	$10.33		$1,473,070	$3.68
Exercised	(2,000)	10.77		11,120	4.16
Outstanding at September 30, 2021	307,000	10.33	2.22	1,854,300	3.68
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	307,000	10.33	2.22	1,854,300	3.68
Exercisable at September 30, 2021	307,000	10.33	2.22	1,854,300	3.68

	For the Nine Months Ended September 30, 2021
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	313,000	$10.34		$397,890	$3.69
Exercised	(6,000)	$10.77		23,500	$4.16
Outstanding at September 30, 2021	307,000	10.33	2.22	1,854,300	3.68
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	307,000	10.33	2.22	1,854,300	3.68
Exercisable at September 30, 2021	307,000	10.33	2.22	1,854,300	3.68

As of September 30, 2021, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the nine months ended September 30, 2021.

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

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2021, follows:

	For the Three Months Ended September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2021	44,426	$13.78
Granted	10,080	16.37
Vested	(10,080)	16.37
Nonvested at September 30, 2021	44,426	13.78
Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093	13.78

	For the Nine Months Ended September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	16,228	$13.61
Granted	55,673	14.25
Vested	(27,475)	14.63
Nonvested at September 30, 2021	44,426	13.78
Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093	13.78

As of September 30, 2021, there was $259,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining five month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated OCI after-tax for the three and nine months ended September 30, 2021 and 2020.

	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance June 30, 2020	$(582)	$(3,303)	$(3,885)
Other comprehensive income before reclassifications	425	271	696
Amounts reclassified from accumulated other comprehensive income	(14)	—	(14)
Net other comprehensive income	411	271	682
Balance September 30, 2020	$(171)	$(3,032)	$(3,203)

Balance December 31, 2019	$(1,707)	$336	$(1,371)
Other comprehensive income (loss) before reclassifications	1,604	(3,368)	(1,764)
Amounts reclassified from accumulated other comprehensive income	(68)	—	(68)
Net other comprehensive income (loss)	1,536	(3,368)	(1,832)
Balance September 30, 2020	$(171)	$(3,032)	$(3,203)

Balance June 30, 2021	$(26)	$(33)	$(59)
Other comprehensive (loss) income before reclassifications	(601)	437	(164)
Net other comprehensive (loss) income	(601)	437	(164)
Balance September 30, 2021	$(627)	$404	$(223)

Balance December 31, 2020	$314	$(2,232)	$(1,918)
Other comprehensive (loss) income before reclassifications	(941)	2,636	1,695
Net other comprehensive (loss) income	(941)	2,636	1,695
Balance September 30, 2021	$(627)	$404	$(223)

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

    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share data)
Net income	$3,199	$2,082	$9,507	$5,910
Less: Earnings allocated to participating securities	(15)	(3)	(43)	(9)
Earnings allocated to common shareholders	$3,184	$2,079	$9,464	$5,901

Basic weighted average common shares outstanding	9,314,456	9,661,498	9,412,196	9,788,397
Dilutive stock options	109,453	10,988	89,108	20,755
Dilutive restricted stock grants	22,793	3,081	12,861	2,450
Diluted weighted average common shares outstanding	9,446,702	9,675,567	9,514,165	9,811,602

Basic earnings per share	$0.34	$0.22	$1.01	$0.60
Diluted earnings per share	$0.34	$0.21	$0.99	$0.60

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2020, there were 228,000 and 203,000 options to purchase shares of common stock, respectively, omitted from the computation because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2021 and 2020:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Gain on sale of investments (1)	$—	$18	$—	$86
BOLI income (1)	377	269	891	778
Wealth management revenue	64	145	391	493
Deposit related fees	75	76	221	222
Debit card and ATM fees	153	125	433	338
Loan related fees	300	376	714	846
Loan interest rate swap fees	—	—	—	19
Other	30	2	86	7
Total noninterest income	$999	$1,011	$2,736	$2,789
_______________
(1) Not within scope of Topic 606

    For the three and nine months ended September 30, 2021 and 2020, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At September 30, 2021, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Note 14 - Subsequent Events

Between November 3, 2021, and November 8, 2021, the Company repurchased 132,942 shares of common stock and completed a trade for 120,000 shares scheduled to settle on November 10, 2021, under the current stock repurchase plan that expires on February 15, 2022. These repurchases bring the total shares repurchased under this plan to 297,284 as of November 10, 2021, at an average price of $16.74 per share, leaving 178,716 shares available for repurchase.

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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 43 other states and the District of Columbia, with the largest concentrations at September 30, 2021, in California, Oregon, Texas, Florida and Alabama of $38.5 million, $12.1 million, $10.6 million, $8.7 million and $8.1 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created an SBA department, and has affiliated with an SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming an SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans or equipment financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is currently asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. The Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits, the repricing of retail certificates of deposit at much lower market rates, and the payoff of all brokered certificates of deposit. During the quarter ended September 30, 2021, loan yields increased slightly, compared to the same quarter last year, primarily as a result of recognition of unamortized deferred fee income on Paycheck Protection Program (“PPP”) loans forgiven and repaid by the SBA. The Company expects the ongoing low interest rate environment to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin may be adversely affected in the near term, if not longer.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank provided certain loan modifications. In addition, the Bank participated in the PPP as a lender. Some of the PPP loans we originated were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. The initial deadline for PPP loan applications to the SBA was August 8, 2020. Under this program, we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. The CAA, 2021 renewed and extended the PPP, which ended on May 31, 2021. Under the second round of PPP funding, the Bank originated 261 PPP loans with an aggregate balance of $25.6 million. As of September 30, 2021, there were 198 PPP loans outstanding totaling $22.4 million as compared to 372 PPP loans totaling $41.3 million at December 31, 2020. The SBA released a simplified forgiveness process for PPP loans of $150,000 or less. At September 30, 2021, 149 PPP loans have an outstanding balance of $150,000 or less, totaling $7.3 million, or 32.7% of PPP loans outstanding. Of these PPP loans, 93 loans totaling $2.0 million, or 9.1% of outstanding PPP loans, have a balance of $50,000 or less.

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

As of September 30, 2021, total loans with modifications granted under the CARES Act were $20.1 million, or 1.8% of total loans outstanding, a decrease from $45.2 million, or 4.0% of total loans outstanding at December 31, 2020. At September 30, 2021, $96.6 million of total loans receivable that previously received a loan modification had resumed making normal scheduled loan payments. As of September 30, 2021, all $20.1 million of loans in deferral had been granted modifications of greater than six months. The $10.5 million of loans downgraded to substandard during the three months ended June 30, 2021, increased to $10.6 million at September 30, 2021, as a result of draws on an active line-of-credit. Two of these loans with an aggregate $6.6 million at September 30, 2021, secured by a hostel business, are still on deferral, and represent the balance of hotel/motel loans on deferral at that date. This same relationship also has a $4.0 million loan secured by a facility housing bowling, roller skating and restaurant operations, whose deferral period expired as of September 30, 2021, and subsequently made a payment in October 2021. The impairment analysis on these properties showed no anticipated loss on these loans.

The following table shows the current balance of loans in a COVID-19 pandemic relief modification in accordance with the CARES Act:

	As of September 30, 2021
	Balance of loans deferred more than 6 months	Total deferrals	Total loans September 30, 2021	% of loans on deferral as of September 30, 2021
	(Dollars in thousands)
One-to-four family residential	$—	$—	$382,676	—%
Multifamily	—	—	143,806	—
Commercial real estate:
Office	7,153	7,153	89,622	8.0
Retail	—	—	124,439	—
Mobile home park	—	—	20,838	—
Hotel/motel	6,614	6,614	65,210	10.1
Nursing home	6,368	6,368	12,784	49.8
Warehouse	—	—	16,999	—
Storage	—	—	33,163	—
Other non-residential	—	—	29,301	—
Total Commercial real estate	20,135	20,135	392,356	5.1
Construction/land	—	—	101,288	—
Business:
Aircraft	—	—	6,322	—
SBA	—	—	862	—
PPP	—	—	22,379	—
Other business	—	—	25,185	—
Total business	—	—	54,748	—
Consumer:
Classic/collectible auto	—	—	32,803	—
Other consumer	—	—	9,681	—
Total consumer	—	—	42,484	—
Total loans with COVID-19 pandemic modifications	$20,135	$20,135	$1,117,358	1.8%

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets were $1.44 billion at September 30, 2021, an increase of 3.8%, from $1.39 billion at December 31, 2020. The following table details the $52.5 million net change in the composition of our assets at September 30, 2021 from December 31, 2020.

	Balance at September 30, 2021	Balance at December 31, 2020	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,243	$7,995	$(752)	(9.4)%
Interest-earning deposits with banks	71,869	72,494	(625)	(0.9)
Investments available-for-sale, at fair value	178,061	127,551	50,510	39.6
Investment held-to-maturity	2,425	2,418	7	0.3
Loans receivable, net	1,101,669	1,100,582	1,087	0.1
FHLB stock, at cost	6,465	6,410	55	0.9
Accrued interest receivable	5,681	5,508	173	3.1
Deferred tax assets, net	746	1,641	(895)	(54.5)
OREO	—	454	(454)	(100.0)
Premises and equipment, net	22,628	22,579	49	0.2
BOLI	34,994	33,034	1,960	5.9
Prepaid expenses and other assets	2,975	1,643	1,332	81.1
ROU, net	3,838	3,647	191	5.2
Goodwill	889	889	—	—
Core deposit intangible, net	719	824	(105)	(12.7)
Total assets	$1,440,202	$1,387,669	$52,533	3.8%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), remained relatively stable, decreasing by $625,000 during the nine months ended September 30, 2021.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $50.5 million during the nine months ended September 30, 2021. During this period, the Bank invested excess liquidity into higher yielding assets by purchasing 39 available-for sale investment securities that included $34.3 million of fixed rate securities and $38.1 million of variable rate securities. The purchases included $28.7 million in mortgage-backed securities, $21.1 million of municipal bonds and $12.7 million of U.S. Government agency securities. In addition, $10.0 million of subordinated debt corporate bonds were purchased during the nine months ended September 30, 2021. These purchases have an expected weighted average yield of 1.41%. During the nine months ended September 30, 2021, $4.0 million of investments were called or paid-off early and $6.0 million of investments matured.

The effective duration of the investments available-for-sale at September 30, 2021, was 3.69% as compared to 2.55% at December 31, 2020. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $1.1 million during the nine months ended September 30, 2021. primarily due to a $1.0 million decrease in net deferred loan fees and a $117,000 decrease in the ALLL that offset total loans.

Total loans receivable remained stable with a decrease of $52,000 during the nine months ended September 30, 2021, as payoffs and forgiveness of PPP loans contributed to a $25.9 million decrease in business loans. Mostly offsetting this decrease, construction/land loans increased $9.1 million, multifamily and commercial real estate loans each increased $7.1 million, and consumer loans increased $1.9 million. One-to-four family loans remained stable with a $716,000 increase.

At September 30, 2021 and December 31, 2020, the Bank’s construction/land loans totaled 67.1% and 61.6% of total capital, respectively, and total non-owner occupied commercial real estate was 389.6% and 390.1% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction/land loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at September 30, 2021 and December 31, 2020. Total commercial real estate loans and construction/land loans are net of $172,000 and $52.2 million of LIP, respectively, at September 30, 2021, as compared to no commercial LIP and construction/land loans net of $59.8 million of LIP at December 31, 2020.

	September 30, 2021	December 31, 2020
	(In thousands)
Multifamily residential:
Micro-unit apartments	$8,220	$11,366
Other multifamily	135,586	125,328
Total multifamily residential	143,806	136,694

Non-residential:
Office	89,622	84,311
Retail	124,439	114,117
Mobile home park	20,838	28,094
Hotel / motel	65,210	69,304
Nursing home	12,784	12,868
Warehouse	16,999	17,484
Storage	33,163	33,671
Other non-residential	29,301	25,416
Total non-residential	392,356	385,265

Construction/land:
One-to-four family residential	36,213	33,396
Multifamily	47,549	51,215
Commercial	6,189	5,783
Land	11,337	1,813
Total construction/land	101,288	92,207
Total multifamily residential, non-residential and construction/land loans	$637,450	$614,166

Included in total construction/land loans at September 30, 2021, are $47.5 million of multifamily loans and $6.2 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2020, construction/land loans included $51.2 million of multifamily loans and $5.8 million of commercial real estate loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the nine months ended September 30, 2021, the Bank purchased $48.5 million of loans and loan participations to borrowers located in Washington and other states, including $24.4 million of commercial real estate loans and $14.3 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2021, total loans secured by collateral located in California represented 3.4% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 9.5% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$287,247	$76,783	$223,556	$98,210	$33,601	$9,614	$729,011
Pierce County	36,850	13,062	25,312	—	1,419	351	76,994
Snohomish County	31,175	8,539	14,034	826	12,386	791	67,751
Kitsap County	5,768	5	292	2,252	209	—	8,526
Other Washington Counties	17,448	30,031	41,915	—	800	123	90,317
California	2,575	9,732	18,944	—	445	6,772	38,468
Outside Washington and California (1)	1,613	5,654	68,303	—	5,888	24,833	106,291
Total loans	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $12.1 million, $10.6 million, $8.7 million and $8.1 million, respectively, and loans in 38 other states and the District of Columbia.

The ALLL decreased to $15.1 million at September 30, 2021, from $15.2 million at December 31, 2020, and represented 1.35% and 1.36% of total loans receivable at September 30, 2021, and December 31, 2020, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The ALLL general allowance decreased as a primary result of the improved economic outlook and the expanding availability of the COVID-19 vaccine, as the expected economic impact of the COVID-19 pandemic to the credit quality of our loan portfolio has diminished this year. In addition, loans made to a single lending relationship with a balance of $10.6 million at September 30, 2021, secured by a bowling, roller skating, and restaurant location, and a separate hostel business, were moved to impaired status, resulting in these loans being evaluated for specific reserves and omitted from the general reserve calculation. Our individual evaluation of these loans indicated no additional specific reserve was needed. These reductions to the general allowance were partially offset by the downgrade to special mention of $6.5 million in loans secured by medical rehabilitation facilities and an increase in construction/land loans. Loans evaluated for specific reserves increased by $6.7 million, as a result of the $10.6 million of loans mentioned above, partially offset by payoffs and pay downs of impaired loans. The $22.4 million balance of PPP loans was omitted from the ALLL calculation at September 30, 2021, as these loans are fully guaranteed by the SBA. Management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

At September 30, 2021, total specific reserves increased by $14,000 since December 31, 2020 as a result of the extension of maturity on an existing TDR. For additional information, see “Comparison of Operating Results for the Nine Months Ended September 30, 2021, and 2020 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2021, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2020 Form 10-K.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	September 30, 2021	December 31, 2020	Nine Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,408	$2,627	$(219)
Commercial real estate	—	1,242	(1,242)
Total TDRs	$2,408	$3,869	$(1,461)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $1.5 million at September 30, 2021, compared to December 31, 2020 partially as a result of principal repayments. In addition, a $1.2 million TDR secured by a commercial property located in King County was refinanced at market rate and terms and, therefore, is no longer classified as a TDR. At September 30, 2021, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at September 30, 2021, totaled $922,000 and was secured by a commercial property located in King County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2021, total past due loans were $227,000, representing 0.02% of total loans receivable, and at December 31, 2020, were $2.7 million, representing 0.24% of total loans receivable.

    Nonperforming assets decreased to none during the nine months ended September 30, 2021 as a result of the payoffs of the nonaccrual loan and sale of the OREO properties. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2021	December 31, 2020	Nine Month Change
	(Dollars in thousands)
Nonaccrual loans:
Multifamily	$—	$2,104	$(2,104)
Total nonaccrual loans	—	2,104	(2,104)

OREO	—	454	(454)
Total nonperforming assets (1)	$—	$2,558	$(2,558)
Nonperforming assets as a percent of total assets	—%	0.18%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at September 30, 2021.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. There were no nonaccrual loans at September 30, 2021, as the $2.0 million remaining nonaccrual loan paid off in May 2021. No loss was incurred on the payoff of this loan.

We continue to focus our efforts on working with borrowers to bring their past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the elimination of our nonperforming assets at September 30, 2021. At December 31, 2020, the ratio of nonperforming assets as a percent of total assets was 0.18%.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. During the third quarter of 2021, our remaining two OREO properties were sold. The sale of these properties, previously carried at a balance of $454,000 at December 31, 2020, resulted in recognition of a $207,000 loss.

    Intangible assets. The balance of goodwill was $889,000 at both September 30, 2021 and December 31, 2020. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $719,000 at September 30, 2021 and $824,000 at December 31, 2020. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. The CDI amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. During the first nine months of 2021, deposits increased $48.1 million to $1.14 billion at September 30, 2021, compared to $1.09 billion at December 31, 2020. Deposit accounts consisted of the following:

	Balance at September 30, 2021	Balance at December 31, 2020	Change from December 31, 2020	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$115,311	$91,285	$24,026	26.3%
Interest-bearing demand	104,761	108,182	(3,421)	(3.2)
Statement savings	23,024	19,221	3,803	19.8
Money market	596,911	465,369	131,542	28.3
Certificates of deposit, retail	301,729	409,576	(107,847)	(26.3)
	$1,141,736	$1,093,633	$48,103	4.4

    Money market accounts increased by $131.5 million as many depositors moved out of maturing certificates of deposit and into money market accounts. In addition, noninterest-bearing demand accounts and statement savings increased by $24.0 million and $3.8 million, respectively. Partially offsetting these increases, retail certificates of deposit decreased $107.8 million as management elected to utilize liquidity gained from lower cost deposits to reduce its balances of higher cost certificates of deposit in a managed reduction of these funds. In addition, interest-bearing demand deposits decreased $3.4 million.

At September 30, 2021 and December 31, 2020, we held $55.4 million and $59.2 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million at both September 30, 2021, and December 31, 2020. At September 30, 2021, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At September 30, 2021, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

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

The following table presents details of the Bank’s interest rate swap agreements as of September 30, 2021. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

Notional amount	Start Date	Maturity Date	Fixed rate paid to counterparty	Index rate received from counterparty	Repricing Frequency
(Dollars in thousands)
$50,000	10/25/2016	10/25/2021	1.340%	3-month LIBOR	quarterly
15,000	9/27/2019	9/27/2024	1.440	1-month LIBOR	monthly
10,000	11/20/2019	11/20/2023	1.585	3-month LIBOR	quarterly
15,000	3/2/2020	3/2/2026	0.911	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2027	0.937	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2028	0.984	1-month LIBOR	monthly
15,000	10/25/2021	10/25/2028	0.793	3-month LIBOR	quarterly
10,000	10/25/2021	10/25/2029	0.800	3-month LIBOR	quarterly

Interest rate swap agreements in the above table with start dates in 2021 are forward-starting contracts. The Bank secured two fixed-rate FHLB advances on October 25, 2021 for $15.0 million and $10.0 million, which will be renewed quarterly. These forward-starting contracts partially replaced the $50.0 million notional interest rate swap that matured on October 25, 2021. At that date, the Bank repaid the remaining $25.0 million to the FHLB, resulting in $95.0 million in outstanding advances.

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2021 our cash flow hedges were in a fair value gain position with $511,000 recognized in other assets. At December 31, 2020, our cash flow hedges were in a fair value loss position and a $2.8 million net fair value liability was recognized in other liabilities.

    Stockholders’ Equity. Total stockholders’ equity increased $5.2 million during the first nine months of 2021, to $161.5 million at September 30, 2021, from $156.3 million at December 31, 2020. Increases to stockholders’ equity included $9.5 million net income, $1.8 million from stock-based compensation and $1.7 million in other comprehensive income, net of tax, as a result of improved market values of our derivatives partially offset by a decline in the fair value of our investments available-for-sale. Partially offsetting these increases, stockholders’ equity decreased by $4.8 million from the repurchase of 312,628 shares of common stock and $3.1 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on February 1, 2021, for the repurchase of up to 486,000 shares of the Company’s stock. At this repurchase plan’s expiration on August 13, 2021, the Company had repurchased 268,286 shares at an average price of $14.97 per share. In addition, the Board of Directors authorized a stock repurchase plan that began on August 16, 2021, which expires on February 15, 2022. This plan authorizes the repurchase of up to 476,000 shares. At September 30, 2021, the Company had repurchased 44,342 shares under this repurchase plan at an average price of $16.32 per share. At that date, 431,658 shares were available for purchase under this repurchase plan.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Dividend declared per common share	$0.11	$0.10	$0.33	$0.30
Dividend payout ratio (1)	32.4%	45.5%	32.7%	50.0%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income for the three months ended September 30, 2021, was $3.2 million, or $0.34 per diluted share compared to $2.1 million, or $0.21 per diluted share for the three months ended September 30, 2020. The $1.1 million increase in net income during the three months ended September 30, 2021, was primarily a result of the $1.6 million decrease in interest expense that more than offset a $260,000 decrease in interest income. In addition, a $100,000 provision for loan losses was recognized for the three months ended September 30, 2021, as compared to a $700,000 provision for loan losses for the three months ended September 30, 2020.

Net Interest Income. Net interest income for the three months ended September 30, 2021, increased $1.3 million to $11.4 million from $10.1 million for the three months ended September 30, 2020, due to the decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $260,000 for the three months ended September 30, 2021, as compared to the same period in 2020, primarily as a combined result of a decrease in average loans receivable and decrease in yield on available-for-sale investments. Loan interest income decreased $339,000 for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to a $43.6 million decrease in the average balance of net loans receivable. Partially offsetting this decrease, the average yield increased slightly to 4.54% for the three months ended September 30, 2021, from 4.49% for the three months ended September 30, 2020.

Interest income from investments available-for-sale increased $63,000, primarily due to a $56.0 million increase in the average balance of available-for-sale investments as excess cash liquidity earning a nominal yield was invested into this higher earning asset. Partially offsetting this increase, the average yield on these investments decreased to 1.75% for the three months ended September 30, 2021, as compared to 2.32% for the three months ended September 30, 2020.

Interest income from interest-earning deposits remained steady with a $16,000 increase for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. During these comparative periods, the average yield increased nominally to 0.14% for the three months ended September 30, 2021, from 0.10% for the three months ended September 30, 2020. In addition, an increase in customer deposits outpaced the growth in other interest-earning assets, resulting in a $35.9 million increase in the average balance of interest-earning deposits for the three months ended September 30, 2021, as compared to the same period in 2020.

The decrease in interest income was more than offset by a $1.6 million decrease in deposit interest expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The average rate paid on interest-bearing deposits decreased to 0.63% for the three months ended September 30, 2021, as compared to 1.27% for the three months ended September 30, 2020. The decrease in our cost of funds was a combined result of the declining interest rate environment and an increase in lower-cost deposits. Growth in our branch network allowed us to redeem our higher cost brokered deposits last year, resulting in a $16,000 decrease in interest expense for brokered certificates of deposit to none for the three months ended September 30, 2021. Our cost of funds was also impacted favorably by a 35 basis point decrease in the cost of money market accounts for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, partially offset by a $143.3 million increase in the average balance of money market accounts for the comparative periods. As we continued to grow our lower cost deposits, maturing retail certificates of deposit were allowed to runoff or shift to non-maturity deposit accounts, resulting in a $1.2 million reduction in interest expense for these deposits for the three months ended September 30, 2021, as compared to the same period in 2020, reflecting both a 65 basis point decrease in the average cost of these deposits and a $120.3 million decrease in their average balance.

Our cost of borrowings increased $31,000 for the three months ended September 30, 2021, as compared to the same period in 2020. The increase in our customer deposits met our funding needs, allowing us to eliminate our need for short-term borrowings from the FHLB, resulting in a $4.5 million decrease in the average balance of these borrowings for the three months ended September 30, 2021. During this period, the Company maintained $120.0 million in FHLB advances tied to interest rate swap agreements. In comparison, for the three months ended September 30, 2020, the Company had an average balance of $124.5 million in FHLB advances that included the FHLB advances tied to interest rate swap agreements and FHLB Fed Funds short-term borrowings. Our average cost of these borrowings increased to 1.42% for the three months ended September 30, 2021, from 1.28% for the three months ended September 30, 2020, due to the use of lower rate advances offered by the FHLB during the early months of the COVID-19 pandemic in 2020.

The Company’s net interest margin increased to 3.33% for the three months ended September 30, 2021, from 3.07% for the three months ended September 30, 2020. This increase was primarily due to the 56 basis point reduction in our average cost of interest bearing liabilities outpacing the 23 basis point reduction in our average yield on interest earning assets between periods. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2021 Compared to September 30, 2020 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$154	$(493)	$(339)
Investments available-for-sale	(263)	326	63
Investments held-to-maturity	(2)	—	(2)
Interest-earning deposits with banks	7	9	16
FHLB stock	4	(2)	2
Total net change in income on interest-earning assets	(100)	(160)	(260)

Interest-bearing liabilities:
Interest-bearing demand	(58)	3	(55)
Statement savings	(2)	1	(1)
Money market	(511)	232	(279)
Certificates of deposit, retail	(518)	(645)	(1,163)
Certificates of deposit, brokered	—	(96)	(96)
Borrowings	46	(15)	31
Total net change in expense on interest-bearing liabilities	(1,043)	(520)	(1,563)
Total net change in net interest income	$943	$360	$1,303

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2021 and 2020. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,094,124	$12,508	4.54%	$1,137,742	$12,847	4.49%
Investments available-for-sale	184,840	814	1.75	128,885	751	2.32
Investments held-to-maturity	2,421	4	0.66	2,399	6	0.99
Interest-earning deposits with banks	68,618	24	0.14	32,701	8	0.10
FHLB stock	6,465	84	5.15	6,592	82	4.95
Total interest-earning assets	1,356,468	13,434	3.93	1,308,319	13,694	4.16
Noninterest earning assets	80,333			75,417
Total average assets	$1,436,801			$1,383,736

Liabilities and Stockholders' Equity
Interest-bearing demand	$108,578	$21	0.08%	$104,911	$76	0.29%
Statement savings	22,939	2	0.03	19,312	3	0.06
Money market	568,494	409	0.29	425,172	688	0.64
Certificates of deposit, retail	316,529	1,180	1.48	436,822	2,343	2.13
Certificates of deposit, brokered	—	—	—	16,301	96	2.34
Total interest-bearing deposits	1,016,540	1,612	0.63	1,002,518	3,206	1.27
Borrowings	120,000	431	1.42	124,543	400	1.28
Total interest-bearing liabilities	1,136,540	2,043	0.71	1,127,061	3,606	1.27
Noninterest bearing liabilities	138,369			101,687
Average equity	161,892			154,988
Total average liabilities and equity	$1,436,801			$1,383,736
Net interest income		$11,391			$10,088
Net interest margin			3.33%			3.07%

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

During the three months ended September 30, 2021, management evaluated the adequacy of the ALLL and concluded that a $100,000 provision for loan losses was appropriate. This provision was primarily attributed to the growth in net loans receivable, partially offset by recoveries received during the quarter, and reflects modest changes in the composition of the loan portfolio during the three months ended September 30, 2021, including a slight decline in construction/land loans. In comparison, a $700,000 provision for loan losses was recognized for the three months ended September 30, 2020, primarily the result of the downgrade of $26.8 million of commercial real estate loans combined with increases in forecasted credit deterioration for all loan categories in response to then uncertain economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. As of September 30, 2021, the improved economic outlook and expanding availability of the COVID-19 vaccine, has diminished the expected economic impact of the COVID-19 pandemic to the credit quality of our loan portfolio. For more information, see Note 5 - Loans Receivable--ALLL.

    The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Total loans receivable, end of period	$1,117,358	$1,150,481
Average loans receivable during period	1,094,124	1,137,742
ALLL balance at beginning of period	14,878	13,836
Provision for loan losses	100	700
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	79	2
Commercial real estate	—	30
Total recoveries	79	32
Net recovery	79	32
ALLL balance at end of period	$15,057	$14,568
ALLL as a percent of total loans	1.35%	1.27%
Ratio of net recoveries to average net loans receivable, annualized	0.03	0.01

    Noninterest Income. Noninterest income decreased $12,000 to $999,000 for the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2021	Change from Three Months Ended September 30, 2020	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$—	$(18)	(100.0)%
BOLI income	377	$108	40.1
Wealth management revenue	64	(81)	(55.9)
Deposit related fees	228	27	13.4
Loan related fees	300	(76)	(20.2)
Other	30	28	1,400.0
Total noninterest income	$999	$(12)	(1.2)

    During the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, loan related fee income decreased $76,000, primarily due to a $143,000 decrease in loan prepayment fees, partially offset by a $75,000 increase in annual maintenance fees on a certain line-of-credit. Wealth management revenue decreased $81,000 during the three months ended September 30, 2021, as compared to the same period in 2020, as a combined result of timing changes in the nature of revenue and a reduction in sales personnel. These decreases in noninterest income were partially offset by a $108,000 increase in BOLI as a result of $161,000 in death benefit proceeds.

    Noninterest Expense. Noninterest expense increased $466,000 to $8.3 million for the three months ended September 30, 2021, from $7.9 million for the three months ended September 30, 2020.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2021	Change from Three Months Ended September 30, 2020	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,856	$(24)	(0.5)%
Occupancy and equipment	1,116	129	13.1
Professional fees	502	131	35.3
Data processing	626	(105)	(14.4)
OREO related expenses, net	207	206	20,600.0
Regulatory assessments	121	(13)	(9.7)
Insurance and bond premiums	106	(10)	(8.6)
Marketing	64	23	56.1
Other general and administrative	735	129	21.3
Total noninterest expense	$8,333	$466	5.9

Noninterest expense increased $466,000 during the three months ended September 30, 2021, primarily due to a $207,000 loss from the sale of two OREO properties. In addition, professional fees increased $131,000 and occupancy and equipment and other general administrative costs both increased $129,000. Partially offsetting these increases, data processing expense decreased $105,000. In addition, salary and employee benefits decreased $24,000 for the three months ended September 30, 2021, as compared to the same period in 2020.

Federal Income Tax Expense. The federal income tax provision increased by $380,000 to $758,000 for the three months ended September 30, 2021, as compared to $450,000 for the same period in 2020, primarily due to a $1.4 million increase in income before federal income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income for the nine months ended September 30, 2021 was $9.5 million, or $0.99 per diluted share as compared to net income of $5.9 million, or $0.60 per diluted share for the nine months ended September 30, 2020. The increase during the nine months ended September 30, 2021, as compared to the same period last year was primarily the result of a $3.6 million increase in net interest income. In addition, a $300,000 recapture of provision for loan losses was recognized for the nine months ended September 30, 2021, as compared to a $1.3 million provision for loan losses for the nine months ended September 30, 2020.

Net Interest Income. Net interest income for the nine months ended September 30, 2021 was $33.4 million, as compared to $29.8 million for the same period in 2020, with decreases in interest income and interest expense of $1.8 million and $5.4 million, respectively.

Interest income decreased by $1.8 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to a $1.7 million decrease in loan interest income. Yields on loans continue to decline as loans are originated or refinanced at lower rates or adjust downward in this continued low interest rate environment, resulting in an 11 basis point decrease in our average loan yield for the nine months ended September 30, 2021, as compared to the same period in 2020. In addition, the average balance of net loans receivable decreased $23.6 million between the comparative periods.

Further contributing to the decrease in interest income, investments available-for-sale interest income decreased $66,000, primarily as a result of a decrease in average yield to 1.86% for the nine months ended September 30, 2021, from 2.49% for the nine months ended September 30, 2020. Partially offsetting this decrease, the average balance of these investments increased $40.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020, as excess cash liquidity earning a nominal yield was invested in higher earning assets.

Interest income from interest-earning deposits remained stable with an $8,000 increase for the nine months ended September 30, 2021, as compared to the same period in 2020, with a decrease in average yield to 0.11% from 0.24%, offset by a $36.9 million increase in the average balance of these funds between these comparative periods.

The decrease in interest income was more than offset by a $5.4 million decrease in interest expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The average cost of interest-bearing deposits decreased 75 basis points between the periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to repay all of our higher cost brokered deposits in 2020, resulting in a $661,000 decrease to interest expense between these comparative periods. Interest expense for retail certificates of deposit and money market accounts decreased $2.8 million and $1.8 million, respectively, primarily due to a 55 basis point reduction in the average cost of retail certificates of deposit and an 68 basis point reduction in the average cost of money market accounts between the comparative periods. The shift in deposits from brokered and retail certificates of deposit to lower cost money market and demand accounts also contributed to the overall decrease in cost of deposits.

Interest expense on borrowings remained stable with a $49,000 increase for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The average cost of these funds increased to 1.41% for the nine months ended September 30, 2021, from 1.28% for the nine months ended September 30, 2020, as borrowed funds in 2020 also included lower cost overnight advances. The increase in interest expense as a result of the higher cost was partially offset by the $6.6 million reduction in the average balance of our borrowings as there were no overnight borrowings in 2021.
The Company’s net interest margin increased to 3.34% for the nine months ended September 30, 2021, from 3.10% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the combination of $394,000 of interest and late fees recognized in the payoff of the $2.0 million nonaccrual multifamily loan in the second quarter of 2021, and a $1.1 million increase in net deferred fee income from PPP loans forgiven and repaid more than offset the negative impact to our net interest margin from the continued low rate environment. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2021 Compared to September 30, 2020 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(899)	$(833)	$(1,732)
Investments available-for-sale	(816)	750	(66)
Investments held-to-maturity	2	1	3
Interest-earning deposits with banks	(59)	67	8
FHLB stock	14	(7)	7
Total net change in income on interest-earning assets	(1,758)	(22)	(1,780)

Interest-bearing liabilities:
Interest-bearing demand	(198)	51	(147)
Statement savings	(10)	2	(8)
Money market	(2,681)	882	(1,799)
Certificates of deposit, retail	(1,465)	(1,332)	(2,797)
Certificates of deposit, brokered	—	(661)	(661)
Borrowings	112	(63)	49
Total net change in expense on interest-bearing liabilities	(4,242)	(1,121)	(5,363)
Total net change in net interest income	$2,484	$1,099	$3,583

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2021 and 2020. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,095,380	$37,772	4.61%	$1,118,987	$39,504	4.72%
Investments available-for-sale	172,889	2,400	1.86	132,553	2,466	2.49
Investments held-to-maturity	2,417	20	1.11	2,279	17	1.00
Interest-earning deposits with banks	61,722	53	0.11	24,777	45	0.24
FHLB stock	6,454	247	5.12	6,648	240	4.82
Total interest-earning assets	1,338,862	40,492	4.04	1,285,244	42,272	4.39
Noninterest earning assets	79,674			74,863
Total average assets	$1,418,536			$1,360,107

Liabilities and Stockholders' Equity
Interest-bearing demand	$106,857	$70	0.09%	$86,456	$217	0.34%
Statement savings	21,201	4	0.03	18,160	12	0.09
Money market	525,615	1,216	0.31	406,705	3,015	0.99
Certificates of deposit, retail	356,707	4,536	1.70	435,906	7,333	2.25
Certificates of deposit, brokered	—	—	—	40,219	661	2.20
Total interest-bearing deposits	1,010,380	5,826	0.77	987,446	11,238	1.52
Borrowings	120,165	1,263	1.41	126,793	1,214	1.28
Total interest-bearing liabilities	1,130,545	7,089	0.84	1,114,239	12,452	1.49
Noninterest bearing liabilities	127,997			90,340
Average equity	159,994			155,528
Total average liabilities and equity	$1,418,536			$1,360,107
Net interest income		$33,403			$29,820
Net interest margin			3.34%			3.10%

Provision for Loan Losses. During the nine months ended September 30, 2021, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $300,000 was appropriate for the period. This recapture was primarily attributed to improvements to qualitative economic factors utilized to calculate our general reserves for the ALLL related to the COVID-19 pandemic based upon the improving financial conditions and economic outlook that existed as of September 30, 2021, and net recoveries of $183,000. Partially offsetting this recapture of provision were modest changes in the composition of the loan portfolio, including a $9.1 million increase in construction/land loans and $6.5 million of loans secured by medical rehabilitation facilities that were downgraded to special mention. In comparison, a $1.3 million provision for loan losses was recognized for the nine months ended September 30, 2020, primarily due to COVID-19 related adjustments to economic factors considered in evaluating the ALLL against the probable losses inherent in the loan portfolio, along with reduction in loan grades on a portion of our commercial real estate portfolio, including $26.8 million in loans that were downgraded due in large part to the ongoing COVID-19 pandemic.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Total loans receivable, end of period	$1,117,358	$1,150,481
Average loans receivable during period	1,095,380	1,118,987
ALLL balance at beginning of period	15,174	13,218
Provision (recapture of provision) for loan losses	(300)	1,300
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	183	20
Commercial real estate	—	30
Total recoveries	183	50
Net recovery	183	50
ALLL balance at end of period	$15,057	$14,568
ALLL as a percent of total loans	1.35%	1.27%
Ratio of net recoveries to average net loans receivable, annualized	0.02	0.01

    Noninterest Income. Noninterest income decreased by $53,000 to $2.7 million for the nine months ended September 30, 2021, as compared to $2.8 million for the same period in 2020. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2021	Change from Nine Months Ended September 30, 2020	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$—	$(86)	(100.0)%
BOLI income	891	113	14.5
Wealth management revenue	391	(102)	(20.7)
Deposit related fees	654	94	16.8
Loan related fees	714	(151)	(17.5)
Other	86	79	1,128.6
Total noninterest income	$2,736	$(53)	(1.9)%

Noninterest income from loan related fees decreased by $151,000 for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily as a result of a $193,000 decrease in loan prepayment fees on certain commercial real estate loans and a $19,000 decrease in interest rate swap fees on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated, partially offset by a $78,000 increase in annual line-of-credit fees. Further contributing to the decrease in noninterest income, wealth management fees decreased $102,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as a result of a reduction in sales staff and timing differences in revenue recognition. In addition, the Company had no sales of investment securities during the nine months ended September 30, 2021, while sales of investment securities during the nine months ended September 30, 2020 resulted in an $86,000 net gain. Partially offsetting these decreases in noninterest income between the comparative periods, deposit related fees increased $94,000, primarily from debit card related service fees reflecting increased usage as the economy improves in our markets. In addition, BOLI income increased $113,000 primarily as a result of $161,000 in death benefit proceeds.

Noninterest Expense. Noninterest expense increased $572,000 to $24.7 million to for the nine months ended September 30, 2021, as compared to $24.1 million for the same period in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2021	Change from Nine Months Ended September 30, 2020	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$14,863	$(30)	(0.2)%
Occupancy and equipment	3,403	313	10.1
Professional fees	1,423	166	13.2
Data processing	2,003	(109)	(5.2)
OREO related expenses, net	208	201	2,871.4
Regulatory assessments	356	(49)	(12.1)
Insurance and bond premiums	341	2	0.6
Marketing	116	(17)	(12.8)
Other general and administrative	1,938	95	5.2
Total noninterest expense	$24,651	$572	2.4

During the nine months ended September 30, 2021, as compared to the same period in 2020, occupancy and equipment expense increased $313,000 with the addition of two branch locations during the last six months of 2020. In addition, the loss on sale of two OREO properties resulted in a $201,000 increase in OREO related expenses. Professional fees also increased $166,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to outsourcing of select services. Partially offsetting these increases, data processing expense decreased $109,000. In addition, regulatory assessments decreased by $49,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, as PPP loans are excluded from our asset base for calculation of our FDIC assessment.

    Federal Income Tax Expense. The federal income tax provision increased $961,000 to $2.3 million for the nine months ended September 30, 2021, as compared to $1.3 million for the nine months ended September 30, 2020, primarily as a result of a $4.6 million increase in income before federal income taxes for the nine months ended September 30, 2021, as compared to the same period in 2020. In addition, the effective tax rate was increased to 19.4% for the nine months ended September 30, 2021, as a result of lower tax benefits from certain stock compensation due to an increase in the Company’s stock price. In comparison, the effective tax rate for the nine months ended September 30, 2020, was 18.3%.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2021, retail certificates of deposit of $159.9 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $50.5 million to $178.1 million at September 30, 2021, from $127.6 million at December 31, 2020, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $625,000 to $71.9 million at September 30, 2021, from $72.5 million at December 31, 2020. At September 30, 2021, the Bank maintained credit facilities with the FHLB totaling $643.8 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $410.0 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $94.0 million from the FRB, and $75.0 million from lines of credit with other financial institutions, with no balance outstanding from these sources at September 30, 2021. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

    To assist in our funds acquisition and interest rate risk management efforts, management utilizes from time to time the national brokered deposit market. Due to adequate funding from other sources, at September 30, 2021, the Bank did not hold any brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This callable option available on certain brokered certificates of deposit to redeem the deposit after six months is a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

    First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At September 30, 2021, the Company (on an unconsolidated basis) had liquid assets of $11.3 million and short-term liabilities of $335,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2021 and December 31, 2020, we had no commitments to originate loans for sale.

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

At September 30, 2021, the Bank had no commitments to originate loans. The following table summarizes our commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans or certain commercial loans at September 30, 2021:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$33,833	$6,670	$10,632	$1,388	$15,143
Undisbursed portion of construction and commercial loans	52,323	34,931	17,392	—	—
Total commitments	$86,156	$41,601	$28,024	$1,388	$15,143

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

    As of September 30, 2021, the Bank had thirteen operating leases with remaining terms of 1.3 years to 9.3 years which carry minimum lease payments of $69,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no claims and legal actions that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2021, stockholders’ equity totaled $161.5 million, or 11.2% of total assets. Our book value per share of common stock was $17.03 at September 30, 2021, compared to $16.05 at December 31, 2020. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2021, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At September 30, 2021
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$146,141	10.19%	$57,381	4.00%	$71,726	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	146,141	14.25	46,163	4.50	66,681	6.50
Tier I risk-based capital (to risk-weighted assets)	146,141	14.25	61,551	6.00	82,068	8.00
Total risk-based capital (to risk-weighted assets)	158,996	15.50	82,068	8.00	102,585	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2021, the Bank’s capital conservation buffer was 7.5%.

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

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2021, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 54.1% of our total loans were adjustable-rate loans at September 30, 2021. At that date, $410.7  million, or 67.9% of these loans were at their floor, with a weighted-average interest rate of 4.41%. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At September 30, 2021, the Bank’s net loans receivable included $120.3 million of prime based loans, of which $107.1 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

September 30, 2021
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$7,358
26 - 50 bps	12,455
51 - 75 bps	10,649
76 - 100 bps	39,575
101 - 150 bps	24,681
151 - 200 bps	5,897
> 200 bps	6,443
$107,058

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

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2021
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$45,842	3.19%
+200	44,837	0.93
+100	44,270	(0.34)
Base	44,423	—
(100)	43,878	(1.23)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$196,871	$(15,591)	(7.34)%	14.43%	(1.08)%	$1,364,231
+200	201,871	(10,591)	(4.98)	14.51	(0.73)	1,390,833
+100	208,639	(3,823)	(1.80)	14.69	(0.26)	1,420,627
Base	212,462	—	—	14.66	—	1,449,051
(100)	202,545	(9,917)	(4.67)	13.79	(0.68)	1,468,949
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

At September 30, 2021, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2021	—	$—	—	353,551
August 1 - August 31, 2021	159,551	16.46	159,551	452,286
September 1 - September 30, 2021	20,628	16.29	20,628	431,658
	180,179	16.44	180,179

On February 1, 2021, the Company began repurchasing shares of common stock under the repurchase plan approved by the Company’s Board of Directors on December 21, 2020. The plan authorized the repurchase of up to 486,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At the expiration of the plan on August 13, 2021, the Company had repurchased 268,286 shares under this plan at an average price of $14.97 per share. On August 16, 2021, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 476,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced August 16, 2021, and will expire no later than February 15, 2022. At September 30, 2021, 44,342 shares had been purchased at an average price of $16.32 per share. At that date, 431,658 share were available for repurchase under this plan. For information on repurchases after September 30, 2021, see Note 14 of the Notes to Consolidated Financial Statements contained in Part 1. Item 1 of this report.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (12)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: November 9, 2021	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2021	By:	/s/Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)