Form 10-K
period 2021-12-31
First Financial Northwest, Inc.
filed 2022-03-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No    ☑

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2021, was $127,362,869 (8,406,790 shares at $15.15 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 8, 2022, the Registrant had 9,128,460 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FIRST FINANCIAL NORTHWEST, INC.
2021 ANNUAL REPORT ON FORM 10-K
i

Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (COVID-19) and any governmental or societal responses thereto;
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
•the economic impact of war or any terrorist activities; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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
v

PART I
Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2021, the Company had total assets of $1.43 billion, net loans of $1.10 billion, deposits of $1.16 billion and stockholders’ equity of $157.9 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

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

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional smaller branches in King County located in Bellevue, Woodinville, Bothell, Kent, and Kirkland, and opened a new smaller branch in Issaquah in March 2021. In Snohomish County, Washington, the Bank has five additional smaller branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In addition, the Bank has two Pierce County, Washington smaller branches, located in University Place and Gig Harbor. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

During the last two years the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP ended on May 31, 2021. Under this program we funded 723 applications totaling $77.7 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. At December 31, 2021, there were 67 PPP loans outstanding totaling $10.8 million, as compared to 372 PPP loans totaling $41.3 million at December 31, 2020.

The principal executive office of First Financial Northwest is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

    We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish, Pierce and, to a lesser extent, Kitsap counties. During 2021, the region experienced continued strong appreciation in residential real estate prices. Price appreciation was strongest in areas outside the Seattle core and in less expensive areas. Price appreciation in more expensive areas of King County such as Kirkland and Bellevue have also strengthened over 2021 due to low interest rates and population growth. Home prices in King, Pierce, Snohomish and Kitsap counties have continued to experience price appreciation similar to the national trend. Lower mortgage rates helped stimulate demand in 2021 with sales up compared to 2020. The number of homes listed for sale in King, Pierce, Snohomish and Kitsap counties continued to drop throughout 2021 and at year end are down from December 31, 2020. The declines range from 10% in Pierce County to a decline of 64% in King County, and all four counties have less than one month of inventory available.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.27 million residents and a median household income of approximately $95,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.2% at December 31, 2021, compared to 6.8% at December 31, 2020, and the national average of 3.9% at December 31, 2021. The median sales price of a residential home in King County for December of 2021 was $749,000, an increase of 10.8% from December 2020, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 15.6% in 2021 compared to 2020 and inventory levels as of December 31, 2021 were at 0.3 months according to the MLS.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 921,000 residents and a median household income of approximately $72,100, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 4.1% in December 2021, compared to 7.6% at year-end 2020. The median sales price of a residential home in Pierce County was $515,000 for December of 2021, a 19.8% increase compared to December 2020, according to the MLS. Residential sales volumes increased by 12.3% in 2021 compared to 2020 and inventory levels as of December 31, 2021 were at 0.3 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 828,000 residents and a median household income of approximately $86,700, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.8% in December 2021 compared to 7.8% in December 2020. The median sales price of a residential home in Snohomish County was $680,000 for December of 2021, a 27.1% increase compared to December of 2020, according to the MLS. Residential sales volumes rose by 9.4% in 2021 compared to 2020 and inventory levels as of December 31, 2021 were at 0.2 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 276,000 residents and a median household income of approximately $75,400, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 3.3% in December 2021, compared to 6.3% for December of 2020. The median sales price of a residential home was $500,000 for December of 2021, an increase of 17.4% over December of 2020, according to the MLS. Residential sales volumes increased by 11.0% in 2021 compared to 2020 and inventory levels as of December 31, 2021 were at 0.4 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2021, our net loan portfolio totaled $1.1 billion and represented 77.4% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total capital and surplus, or $24.5 million at December 31, 2021. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, debt service coverage, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total capital and surplus, or $32.7 million, at December 31, 2021. At this date, our single largest lending relationship, totaled $26.2 million.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2021, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	Beyond Fifteen Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$8,390	$6,976	$20,353	$349,397	$385,116
Multifamily	5,975	36,176	66,544	21,451	130,146
Commercial	36,778	141,954	228,466	12,219	419,417
Construction/land	40,567	52,888	—	—	93,455
Total real estate	91,710	237,994	315,363	383,067	1,028,134
Business	9,502	32,350	4,738	—	46,590
Consumer	7	2,307	42,496	2	44,812
Total Loans	$101,219	$272,651	$362,597	$383,069	$1,119,536

    The following table sets forth the amount of total loans due after December 31, 2022, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$143,719	$233,007	$376,726
Multifamily	38,682	85,489	124,171
Commercial	163,215	219,424	382,639
Construction/land	39,041	13,847	52,888
Total real estate	384,657	551,767	936,424
Business	18,065	19,023	37,088
Consumer	36,249	8,556	44,805
Total Loans	$438,971	$579,346	$1,018,317

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2021.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$365,044	94.8%	$15,908	4.1%	$380,952	98.9%	$4,164	1.1%	$385,116	100.0%
Multifamily	83,362	64.1	31,501	24.2	114,863	88.3	15,283	11.7	130,146	100.0%
Commercial	293,403	70.0	41,684	9.9	335,087	79.9	84,330	20.1	419,417	100.0%
Construction/land	93,455	100.0	—	—	93,455	100.0	—	—	93,455	100.0%
Total real estate	835,264	81.2	89,093	8.7	924,357	89.9	103,777	10.1	1,028,134	100.0%
Business	39,826	85.4	674	1.4	40,500	86.9	6,090	13.1	46,590	100.0%
Consumer	10,191	22.7	424	0.9	10,615	23.7	34,197	76.3	44,812	100.0%
Total Loans	$885,281	79.0%	$90,191	8.1%	$975,472	87.1%	$144,064	12.9%	$1,119,536	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California, Oregon, Texas, Florida, Alabama, 38 other states and Washington, D.C.

One-to-Four Family Residential Lending. As of December 31, 2021, $385.1 million, or 34.4% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2021, we originated $124.2 million and purchased $1.7 million in one-to-four family residential loans. At December 31, 2021, $185.3 million, or 48.1% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $199.8 million, or 51.9% consisting of non-owner occupied loans. In addition, at December 31, 2021, $146.4 million, or 38.0% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

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

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by one-to-four family residential properties to FDIC limits. Generally, our one-to-four family loans do not exceed 80% loan-to-value based on the lower of the purchase price or appraised value at the time of loan origination. Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title insurance and if necessary, flood insurance. We generally do not require earthquake insurance due to competitive market factors.

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2021, there were no one-to-four family loans in nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2021, $130.1 million, or 11.6% of our total loan portfolio was secured by multifamily and $419.4 million, or 37.5% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by retail shopping centers, office buildings, hotels or motels, mini-storage facilities, mobile home parks, warehouses, and nursing homes. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2021, and 2020:

	December 31, 2021		December 31, 2020
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Multifamily, general	$130,146	100.0%	$125,328	91.7%
Micro-unit apartments	—	—	11,366	8.3
Total multifamily	$130,146	100.0%	$136,694	100.0%

Commercial real estate:
Retail	$138,463	33.0%	$114,117	29.6%
Office	90,727	21.6	84,311	22.0
Hotel / motel	64,854	15.5	69,304	18.0
Storage	32,990	7.9	33,671	8.7
Mobile home park	20,636	4.9	28,094	7.3
Warehouse	17,724	4.2	17,484	4.5
Nursing home	12,713	3.0	12,868	3.3
Other non-residential	41,310	9.9	25,416	6.6
Total non-residential	$419,417	100.0%	$385,265	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $904,000 and $2.0 million, respectively, as of December 31, 2021. At this date, $46.8 million, or 35.9%, of our multifamily loans and $126.0 million, or 30.0%, of our commercial real estate loans were located outside of the Puget Sound Region. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2021, was a 74-unit apartment complex with a net outstanding principal balance of $12.0 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date. As of December 31, 2021, the largest commercial real estate loan had a net outstanding balance of $15.5 million that was secured by a retail facility located in King County, Washington, which was performing in accordance with its loan repayment terms at that date.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2021, there were no commercial real estate loans or multifamily loans on nonaccrual status. The $2.1 million multifamily loan on nonaccrual status at December 31, 2020, was paid off in 2021 and we did not incur a loss on this loan. There were no multifamily or commercial real estate loans past due 90 days or more and still accruing interest at December 31, 2021. In addition, there were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2021, and 2020.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Bank and a proven record of successful projects. At December 31, 2021, our total construction/land loans increased to $93.5 million, or 8.4% of our total loan portfolio, from $92.2 million, or 8.3% of our total loans, at December 31, 2020. The Company’s strategic plan projects slight growth in construction loan origination activity in 2022 in support of our loan growth. The Bank’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s total capital plus surplus. The Bank was in compliance with this policy at December 31, 2021, with a balance equal to 59.7% of the Bank’s total capital plus surplus. Management intends to maintain levels near below this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at either December 31, 2021 or 2020. There were no construction/land loan charge-offs during the years ended December 31, 2021, and 2020. At December 31, 2021, the loans in process (“LIP”) balance on construction/land loans was $43.3 million.

Following is the composition of our total construction/land loan portfolio, that are net of LIP, at the dates indicated. All of the loans represented were performing:

	December 31,
	2021	2020
	(In thousands)
Construction speculative:
One-to-four family residential	$34,677	$33,396
Total construction speculative	34,677	33,396
Construction permanent: (1)
Multifamily	37,194	51,215
Commercial real estate	6,189	5,783
Total construction permanent	43,383	56,998
Land:
Land development	2,485	—
Land non-development	12,910	1,813
Total land	15,395	1,813
Total construction/land loans	$93,455	$92,207
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

    The following table includes construction/land loans by county at December 31, 2021:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$90,373	96.7%
Snohomish	2,253	2.4
Kitsap	829	0.9
Total	$93,455	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2021, the LIP balance on construction/land loans included $4.4 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2021, our three largest construction/land loans consisted of multifamily construction/land loans of $14.4 million, $8.4 million, and $6.3 million. All three loans will rollover to a permanent loan upon completion of the construction period and all three properties are located in King County.

Certain of our residential construction loans to borrowers for one-to-four family, non-owner occupied residences are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which may last 12 to 24 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. At December 31, 2021, there were no loans requiring a rollover to a permanent loan with the Bank at the completion of the construction phase.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office, warehouse, hotels and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2021, $37.2 million and $6.2 million of multifamily and commercial real estate construction loans, respectively, will rollover to permanent loans with the Bank at the end of their construction period.

Land development loans are generally made to builders for preparation of a building site and do not include the construction of buildings on the property. The maximum loan-to-value ratio for these loans is 75% based on the lower of the purchase price or appraised value at the time of loan origination. Land non-development loans are generally for raw land where we do not finance the cost of preparing the site for building and are subject to a maximum loan‑to‑value ratio of 65% based on the lower of the purchase price or appraised value at the time of loan origination.

Our construction/land loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, time needed to complete the building phase, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand for new housing, longer completion times due to supply chain issues, and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly influenced by supply and demand conditions.

Business Lending. Business loans (including PPP loans) totaled $46.6 million, or 4.1% of the loan portfolio at December 31, 2021. Conventional business loans (loans other than PPP loans) are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our conventional business loans. The largest conventional business loan had an outstanding balance of $18.1 million at December 31, 2021 and was performing according to its repayment terms. At December 31, 2021, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

As a result of the COVID-19 pandemic, the CARES Act was enacted and authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. The CAA, 2021, which was signed into law on December 27, 2020 renewed and extended the PPP until May 31, 2021, the final expiration date for PPP lending. Beginning in the second quarter of 2020, we began to offer PPP loans which are fully guaranteed by the SBA, to existing customers and those in the community who have not had a banking relationship with us in the past. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA if the borrower meets the PPP conditions. The great majority of our SBA PPP loans have been forgiven by the SBA in accordance with the terms of the program. We earn 1% interest on PPP loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The maturity date of the SBA PPP loan is either two or five years from the date of loan origination. Under this program, as of December 31, 2021, there were 67 PPP loans outstanding totaling $10.8 million. As of December 31, 2021, a total of 661 PPP loans totaling $66.6 million had been approved for forgiveness. The Bank expects the majority of its remaining PPP borrowers will seek full or partial forgiveness of their loan obligations. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending- Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.” The Bank also originates loans under other SBA lending programs, which are partially guaranteed by the SBA. At December 31, 2021, the Bank’s portfolio included $839,000 of these SBA loans, of which $659,000 is guaranteed by the SBA. At that date, these SBA loans were not held for sale, however, the Company may elect to sell off the guaranteed portion of these loans in the future.

At December 31, 2021, the Bank’s aircraft loan portfolio had an outstanding balance of $6.1 million, or 13.0% of total business loans. These loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. Our aircraft loans will generally range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. The average loan size in our aircraft loan portfolio was $553,000 at December 31, 2021, and the largest loan was $2.2 million. For additional information regarding these loans, see Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2021, consumer loans were $44.8 million, or 4.0% of the total loan portfolio.

At December 31, 2021, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $35.9 million, or 80.0% of the total consumer loan portfolio. Due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. These fixed rate loans typically have maturity periods of three to fifteen years. The Bank intends to grow this portfolio of loans up to an internal limit of $50.0 million. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. At December 31, 2021, our largest car loan was $755,000 and the average loan size was $80,000. For additional information regarding these loans see Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic or collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2021, home equity loans, primarily home equity lines of credit totaled $8.5 million, or 18.9% of the total consumer loan portfolio. The home equity lines of credit include $2.0 million of equity lines of credit in first lien position and $6.4 million of second liens on residential properties. At December 31, 2021, unfunded commitments on our home equity lines of credit totaled $15.0 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30 year term, with a 10 year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Classic car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2021, no consumer loans were in nonaccrual status. At that date, a $179,000 classic auto loan was delinquent between 30-59 days. During the year ended December 31, 2021, less than $1,000 of consumer loans were charged off. For the year ended December 31, 2020, a $2,000 unsecured line of credit was charged off.

Loan Solicitation and Processing. Our consumer and residential mortgage loan originations are generated through the Bank and from time to time through outside brokers and correspondent relationships we have established with select mortgage companies or other financial institutions. We originate multifamily, commercial real estate, construction/land and business loans primarily using the Bank’s loan officers, with referrals coming from builders, brokers and existing customers.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant’s employment, income, and credit standing. All real estate loans requiring an appraisal are done by our internal appraisal department or an independent third-party appraiser. All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

We use a multi-level approval matrix which establishes lending targets and tolerance levels depending on the loan type being approved. The matrix also sets minimum credit standards and approval limits for each of the loan types.

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total capital plus surplus, or $24.5 million at December 31, 2021. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total capital plus surplus, or $32.7 million at December 31, 2021.

Officer Lending Authority. Individual signing authority has been delegated to two lending officers. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $8.0 million. The Board of Directors has given our CCO authority to approve credit to one borrower not to exceed the legal lending limit of 20% of total capital plus surplus.

    Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2021, 2020, and 2019, our total loan originations and purchases were $363.0 million, $317.9 million, and $396.8 million, respectively.

    One-to-four family residential loans are generally originated in accordance with FDIC guidelines, with the exception of our special community development loans originated to satisfy compliance with the Community Reinvestment Act. Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy. We require title insurance on all loans and fire and casualty insurance on all secured loans and home equity loans where real estate serves as collateral. Flood insurance is also required on all secured loans when the real estate is located in a flood zone.

The following table shows total loans originated, purchased, repaid and other changes during the years indicated.

	Year Ended December 31,
	2021		2020		2019
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$124,220		$107,609		$91,811
Multifamily	20,976		27,873		39,967
Commercial	62,552		33,588		74,283
Construction/land	72,825		62,444		109,989
Total real estate	280,573		231,514		316,050
Business (1)	26,029		59,001		10,031
Consumer	1,852		5,308		24,325
Total loans originated	308,454		295,823		350,406
Loan purchases and participations:
One-to-four family residential	1,665		1,467		653
Multifamily	251		—		28
Commercial	32,374		1,208		17,408
Construction/land	—		—		8,727
Business	—		—		—
Consumer	20,290		19,390		19,553
Total loan purchases and participations (2)	54,580		22,065		46,369
Principal repayments	(342,945)		(352,460)		(308,849)
Charge-offs	—		(2)		—
Loans transferred to other real estate owned (“OREO”)	—		—		—
Change in LIP	(16,457)		29,746		(3,117)
Change in net deferred fees, and ALLL	(753)		(3,052)		749
Net increase (decrease) in loans	$2,879	2879000	$(7,880)	-7880000	$85,558
_______________
(1) Includes $25.6 million and $52.1 million in PPP loans originated during 2021 and 2020, respectively.
(2) Totals include $8.2 million, $0 and $8.4 million in loan participations during 2021, 2020 and 2019, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. In addition to the 1.0% interest earned on PPP loans, the SBA paid processing fees for PPP loans of either 1%, 3%, or 5%, based on the size of the loan. Banks were not authorized to collect any fees from the loan applicants. United States generally accepted accounting principles (“GAAP”) require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $418,000 and $1.7 million of net deferred loan fees at December 31, 2021, and 2020, respectively.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2021, total premiums of $1.6 million, or 3.4% of the purchased principal, were paid on purchased loans. In comparison, premiums of $790,000, or 3.6% of the purchased principal were paid on purchased loans during 2020.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. However, the majority of our one-to-four family residential loans held in the name of an entity, and multifamily and commercial real estate loans have prepayment penalties associated with the loans. Most of the multifamily and commercial real estate loan originations with interest rates fixed for the first five years will adjust thereafter and have a prepayment penalty of 2% to 3% of the principal balance in year one, with decreasing penalties in subsequent years. Longer initial fixed rate terms generally have correspondingly longer prepayment penalty periods.

Asset Quality

As of December 31, 2021, we had $255,000 of loans past due 30 days or more. These loans represented 0.02% of total loans receivable. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

The Company actively manages delinquent loans and non performing assets by aggressively pursuing the collection of debts and marketing saleable properties we foreclosed or repossessed, work-outs of classified assets and loan charge-offs. We handle collection procedures internally or with the assistance of outside legal counsel. Late charges are incurred when the loan exceeds 10 to 15 days past due depending upon the loan product. When a delinquent loan is identified, corrective action takes place immediately. The first course of action is to determine the cause of the delinquency and seek cooperation from the borrower in resolving the issue. Additional corrective action, if required, will vary depending on the borrower, the collateral, if any, and whether the loan requires specific handling procedures as required by the Washington State Deed of Trust Act. If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law.

Construction/land, commercial real estate, and multifamily loans generally have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. During 2020, the CARES Act and regulatory agencies provided guidance around the modification of loans as a result of the COVID-19 pandemic and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act and related regulatory guidance prior to any relief are not troubled debt restructured loans (“TDRs”) through January 1, 2022. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program were not reported as delinquent or as a TDR during the forbearance time period. As of December 31, 2021, there were no loans on active deferral, compared to $45.2 million, or 4.0% of total loans outstanding at December 31, 2020. All loans that had previously been granted modifications have returned to regular scheduled payments. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions decline, including as a result of COVID-19.

        Nonperforming Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. At December 31, 2021, we had no nonaccrual loans, as the $2.1 million nonaccrual multifamily loan at December 31, 2020, paid off during 2021 with no loss incurred by the Bank.

    Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. We had no OREO properties at December 31, 2021, as the $454,000 of OREO at December 31, 2020, was sold in 2021, resulting in a $207,000 loss on sale reported on the Company’s Consolidated Income Statement. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2021 and 2020, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2021, we had $2.1 million in TDRs as compared to $3.9 million at December 31, 2020.

The largest TDR relationship at December 31, 2021 was a $915,000 one-to-four family rental property located in Pierce County. At December 31, 2021, there was no LIP in connection with our TDRs.

The following table summarizes our total TDRs:

	December 31,
	2021	2020
	(In thousands)
Performing TDRs:
One-to-four family residential	$2,107	$2,627
Commercial real estate	—	1,242
Total performing TDRs	2,107	3,869
Total TDRs	$2,107	$3,869

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2021, special mention loans totaled $12.3 million including a $4.7 million office building and $6.4 million in loans to one borrower for two rehabilitation facilities that were all downgraded during 2021. The impact to these businesses from the COVID-19 pandemic is expected to be temporary. As vacancies are filled at the office building and patient volumes at the rehabilitation facilities return, we believe these businesses will stabilize. At December 31, 2021, these loans were current on their payments and were in compliance with their original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The increase in our classified loans during the year ended December 31, 2021 was primarily the result of $34.0 million of commercial real estate loans downgraded to substandard, partially offset by the payoff of a $2.1 million multifamily loan that was on nonaccrual status at December 31, 2020. The downgrades included a $15.0 million hotel loan that was previously changed to impaired status when it was downgraded to special mention in December 2020. Continued reduced occupancy due to the COVID-19 pandemic warranted further downgrade to substandard in 2021. In addition, downgrades included an $8.4 million office building loan, and two loans to one borrower including a $6.6 million loan secured by a hostel business and a $4.0 million loan secured by a facility housing bowling, roller skating and restaurant operations. All substandard loans at December 31, 2021, were classified as impaired and evaluated for a specific allowance. The impairment analysis on these properties showed no anticipated loss on these loans.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2021	2020
	(In thousands)
One-to-four family residential	$—	$527
Multifamily	—	2,104
Commercial real estate	34,030	—
Consumer	179	—
Total classified loans	$34,209	$2,631

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management reviews the adequacy of the ALLL on a quarterly basis. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, policy and underwriting standards, the current and expected economic conditions, the nature and volume of the loan portfolio, management’s experience level, the level of problem loans, our loan review and grading systems, the value of underlying collateral, geographic and loan type concentrations, and other external factors such as competition, legal, and regulatory requirements in assessing the ALLL. Loans classified as substandard or placed on nonaccrual status are deemed to be collateral based loans. Specific allowances result when management performs an impairment analysis on a loan when management believes that all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific reserve is established in the ALLL for the loan. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. Loans classified as a TDR due to the borrower being granted a rate concession are analyzed by discounted cash flow analysis. The amount of the specific reserve on these loans is calculated by comparing the present value of the anticipated repayments under the restructured terms to the recorded investment in the loan.

When determining the appropriate ALLL during 2021, management took into consideration the continued impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the expiration of previous financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, a review of the Bank's largest commercial loan relationships, and the Bank's COVID-19 loan modification program. See also “Allowance for Loan Losses” in Item 7. Critical Accounting Policies, and Item 8. Note 1 - Summary of Significant Accounting Policies later in this report.

Based on this review, management decreased historical loss factors and qualitative factors for certain loan categories during the year ended December 31, 2021, as the economic impact as a result of the COVD-19 pandemic was not as severe as previously expected. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen, and if government programs do not provide adequate relief to borrowers, it is possible the Bank's ALLL will need to increase in future periods. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Item 1A. Risk Factors- “Risks Related to Macroeconomic Conditions-The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.”

Quarterly, our Board of Directors’ Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses and any provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendation. The ALLL is increased by the provision for loan losses which is charged against current period earnings. If the analysis of our loan portfolio indicates the risk of loss is less than the balance of the ALLL, a recapture of provision for loan losses is added to current period earnings.

For the year ended December 31, 2021, we recorded a $300,000 provision for loan losses, as compared to a $1.9 million provision for loan losses for the year ended December 31, 2020. The provision for loan losses in 2021 was primarily a result of a $2.1 million increase in net loans receivable, and a change in composition of our loan portfolio as $30.4 million in repaid PPP loans omitted from our loan loss allowance analysis were replaced with other loans included in the analysis, which offset the decreased historical loss factors and qualitative factors for certain loan categories discussed above. At December 31, 2021, the $10.8 million remaining balance of PPP loans was omitted from the ALLL calculation as these loans are fully guaranteed by the SBA and management expects that the majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven. In addition, the provision for loan losses was impacted by the $14.7 million increase during 2021 in impaired loans evaluated for specific reserves and omitted from the general reserve calculation used to calculate the ALLL and provision for loan losses. As noted above, our individual evaluation of our impaired loans indicated no additional specific reserve was needed. This reduction to the general allowance was partially offset by the downgrade to special mention of $11.1 million in loans, as discussed above, resulting in a slight increase to our ALLL. The ALLL was $15.7 million, or 1.40% of total loans at December 31, 2021, as compared to $15.2 million, or 1.36% at December 31, 2020. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2021 and 2020, impaired loans were $36.1 million and $21.4 million, respectively. The increase in 2021 was primarily due to $19.0 million of the $34.0 million of commercial real estate loans downgraded to substandard in 2021. The $15.0 million hotel loan was classified as impaired prior to 2021. These increases were partially offset by the payoff in 2021 of the $2.1 million multifamily impaired loan on nonaccrual status at December 31, 2020. At December 31, 2021, these impaired loans were well collateralized and the Bank does not expect to incur losses on these loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2021			2020			2019
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family residential	$385,116	$3,214	34.4%	$381,960	$3,181	34.2%	$372,528	$3,034	33.2%
Multifamily	130,146	1,279	11.6	136,694	1,366	12.2	172,915	1,607	15.4
Commercial real estate	419,417	6,615	37.5	385,265	6,127	34.5	395,152	4,559	35.2
Construction/land	93,455	2,064	8.3	92,207	2,189	8.3	113,665	2,222	10.1
Total real estate	1,028,134	13,172	91.8	996,126	12,863	89.2	1,054,260	11,422	93.9
Business	46,590	1,112	4.2	80,663	1,242	7.2	37,779	1,140	3.4
Consumer	44,812	1,373	4.0	40,621	1,069	3.6	30,199	656	2.7
Total	$1,119,536	$15,657	100.0%	$1,117,410	$15,174	100.0%	$1,122,238	$13,218	100.0%

Based on its comprehensive analysis, management believes that the ALLL as of December 31, 2021 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
ALLL as a percent of total loans	1.40%	1.36%	1.18%
ALLL at period end	$15,657	$15,174	$13,218
Total loans outstanding	1,119,536	1,117,410	1,122,238

Non-accrual loans as a percentage of total loans outstanding at period end	—%	0.19%	0.01%
Total non-accrual loans	$—	$2,104	$95
Total loans outstanding	1,119,536	1,117,410	1,122,238

ALLL as a percent of non-accrual loans at period end	n/a	721.20%	13,913.68%
ALLL at period end	$15,657	$15,174	$13,218
Total non-accrual loans	—	2,104	95

Net recoveries during period to average loans outstanding:
One-to-four family residential:	0.05%	0.05%	0.05%
Net recoveries during period	$183	$28	$73
Average loans receivable, net (1)	374,796	379,068	356,075
Multifamily:	—%	—%	—%
Net recoveries during period	$—	$—	$45
Average loans receivable, net (1)	139,298	83,825	166,672
Commercial:	—%	0.01%	—%
Net recoveries during period	$—	$30	$—
Average loans receivable, net (1)	382,341	383,807	377,120
Construction/land development:	—%	—%	—%
Net recoveries during period	$—	$—	$—
Average loans receivable, net (1)	97,494	167,445	106,856
Business:	—%	—%	—%
Net recoveries during period	$—	$—	$—
Average loans receivable, net (1)	63,263	68,118	34,244
Consumer:	—%	(0.01)%	0.26%
Net recoveries during period	$—	$(2)	$53
Average loans receivable, net (1)	41,580	38,626	20,400
Total loans:	0.02%	—%	0.02%
Net recoveries during period	$183	$56	$171
Average loans receivable, net (1)	1,098,772	1,120,889	1,061,367
_______________
(1) The average loans receivable, net balances, include nonaccruing loans and deferred fees.

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

At December 31, 2021, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2021, and 2020, the Bank held three annuity contracts, totaling $2.4 million, as held-to-maturity investments. These annuity contracts were purchased to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At December 31, 2019, there were no investments held to maturity.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. In addition, at December 31, 2021, our mortgage-backed securities included $11.3 million of other “private label” mortgage-backed securities. The mortgage-backed securities portfolio had a weighted-average yield of 1.73% at December 31, 2021.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, SBA and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2021, the portfolio of government agency securities had a weighted-average yield of 1.00%.

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

    Corporate Bonds. The corporate bond portfolio is comprised of both fixed and variable rate securities issued by various financial institutions. At December 31, 2021, the corporate bond portfolio had a weighted-average yield of 3.78%.

Municipal Bonds. The municipal bond portfolio is comprised of taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.06% at December 31, 2021.

    Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2021, our FHLB of Des Moines stock holdings decreased by $945,000, primarily as a result of the $25.0 million decrease in our FHLB advances during

2021. The carrying value of our FHLB of Des Moines stock totaled $5.5 million at December 31, 2021. During the years ended December 31, 2021 and 2020, we received FHLB of Des Moines cash dividends of $332,000 and $320,000, respectively.

During the year ended December 31, 2021, gross proceeds from the call, maturity and sale of investments was $20.0 million, with net realized gains of $32,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2021 and 2020. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2021. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	December 31, 2021
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$60,753	1.73%
Municipal bonds	—	—	—	—	3,862	2.21	32,604	2.05	36,466	2.06
U.S. government agencies	404	2.62	50	5.77	2,169	1.09	38,811	0.97	41,434	1.00
Corporate bonds	—	—	8,542	4.29	21,753	3.58	—	—	30,295	3.78
Total available-for-sale	$404	2.62%	$8,592	4.30%	$27,784	3.21%	$71,415	1.44%	$168,948	1.99%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, preferences of our customers, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated as needed through national brokered certificates of deposit. The Bank had no brokered certificates of deposits at both December 31, 2021 and 2020, as compared to $94.5 million at December 31, 2019. Continued growth in retail deposits with our expanded branch network allowed the Bank to reduce brokered deposits upon maturity as a source of funds. In the future, the Bank may utilize brokered deposits again to supplement our retail deposits and assist in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the years indicated.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Total deposits, beginning balance	$1,093,633	$1,033,534	$939,032
Increase in retail deposits	63,841	154,571	97,855
Decrease in brokered funds	—	(94,472)	(3,353)
Net increase in deposits	63,841	60,099	94,502
Total deposits, ending balance	$1,157,474	$1,093,633	$1,033,534

At December 31, 2021, deposits totaled $1.2 billion. We had $637.1 million of deposit accounts greater than the FDIC insurance amount of $250,000, or 55.0% of our total deposits. Of this amount, $75.9 million were retail certificates of deposit. At December 31, 2020, $543.0 million, or 49.7%, of deposit accounts were greater than $250,000. At December 31, 2021, we held $60.6 million in public funds, of which $42.8 million exceeded $250,000. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2021. Certificates of deposit are categorized by their original term.

Weighted-Average Interest Rate	Product Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$117,751	10.2%
0.08	N/A	Interest-bearing demand	97,907	8.5
0.03	N/A	Savings	23,146	2.0
0.25	N/A	Money market	624,543	54.0

		Certificates of deposit, retail
0.34	Three months or less		256	—
—	Over three through six months		60	—
0.18	Over six through twelve months		55,768	4.8
1.50	Over twelve months		238,043	20.5
1.25		Total certificates of deposit, retail	294,127	25.3

		Total deposits	$1,157,474	100.0%

Certificates of Deposit. The following table sets forth the amount and remaining maturities of certificates of deposit at December 31, 2021.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$95,905	$44,911	$26,632	$6,163	$2,765	$176,376
1.01 - 2.00%	12,335	4,456	3,109	1,364	—	21,264
2.01 - 3.00%	29,361	16,436	11,712	—	—	57,509
3.01 - 4.00%	7,736	30,184	1,058	—	—	38,978
Total	$145,337	$95,987	$42,511	$7,527	$2,765	$294,127

The following table provides the uninsured portion by account of our certificates of deposit at December 31, 2021, by their remaining maturity period.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$5,176
Over three months through six months	9,749
Over six months through twelve months	23,003
Over twelve months	37,956
Total	$75,884

Deposits by Type. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2021		2020		2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$117,751	10.2%	$91,285	8.3%	$52,849	5.1%
Interest-bearing demand	97,907	8.5	108,182	9.9	65,897	6.4
Savings	23,146	2.0	19,221	1.8	17,447	1.7
Money market	624,543	54.0	465,369	42.5	377,766	36.6
Certificates of deposit, retail:
0.00 - 1.00%	176,376	15.2	93,570	8.6	7,400	0.7
1.01 - 2.00%	21,264	1.8	86,145	7.9	131,252	12.7
2.01 - 3.00%	57,509	4.9	180,733	16.5	230,405	22.3
3.01 - 4.00%	38,978	3.4	49,128	4.5	56,046	5.4
Total certificates of deposit, retail	294,127	25.3	409,576	37.5	425,103	41.1
Certificates of deposit, brokered
0.00 - 1.00%	—	—	—	—	—	—
1.01 - 2.00%	—	—	—	—	70,510	6.8
2.01 - 3.00%	—	—	—	—	23,962	2.3
Total certificates of deposit, brokered	—	—	—	—	94,472	9.1
Total deposits	$1,157,474	100.0%	$1,093,633	100.0%	$1,033,534	100.0%

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

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2021, our remaining FHLB credit capacity was $553.1 million and outstanding advances from the FHLB totaled $95.0 million. In addition, at December 31, 2021, we had supplemental funding sources of $84.8 million available at the FRB and $75.0 million available between two correspondent financial institutions.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. As of December 31, 2021, we had seven interest rate swaps with an aggregate notional amount of $95.0 million and a fair value gain of $1.5 million as compared to six interest rate swaps with an aggregate notional amount of $120.0 million and a fair value loss of $2.9 million at December 31, 2020. In October 2021, a $50.0 million interest rate swap agreement matured and was partially replaced with two interest rate swap agreements with an aggregate notional of $25.0 million that were included in the fair value loss reported at December 31, 2020. For additional information, see Item 1A. Risk Factors -“Risks Related to Market and Interest Rate Changes - If the interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows,” Item 7. “Management’s Discussion and Analysis of

Financial Condition and Results of Operations - Asset and Liability Management,” and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified previously held a small portfolio of loans. Subsequent to these loans paying off in 2019, the company has had minimal activity.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and fourteen additional branches in King, Pierce and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

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

The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2021, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and KeyBank) controlled 72% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. The Bank’s share of aggregate deposits in the market area is less than 1%.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions compete with us for banking business in our market area. These institutions have substantially more resources than the Bank and, as a result, are able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, initiate extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans secure low cost deposits, and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

Human Capital

First Financial Northwest Bank continually strives to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth coupled with an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in the company's long-term success.

Workforce. At December 31, 2021, we had 144 full-time employees. Our employees are not represented by any collective bargaining group. First Financial Northwest Bank is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2021, our workforce was 59.7% female and 40.3% male, and women held 55.4% of the Bank’s management roles. The average tenure of mid-level officers and managers is 4.7 years and the average tenure of executive / senior level officers is 8.7 years. The ethnicity of our workforce was 57.6% White, 24.3% Asian, 3.5% Black, 0.7% Native Hawaiian or Other Pacific Islander, 0.7% Two or More Races, and 13.2% undisclosed.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2021, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification

Executive / Senior level officers	38.5%	25.0%	9.0%
Mid-level officers and managers	59.6	31.3	36.1
Professionals	46.4	37.5	19.4
Sales workers	57.1	66.7	4.9
Technicians	—	33.3	2.1
Administrative support	80.5	31.3	28.5
Total	59.7%	33.6%	100.0%
__________
(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

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

Board of directors. The Company’s board of directors is comprised of the Company’s Chief Executive Officer and Chief Financial Officer and six non-employee directors. The non-employee directors are represented by 50% female and 17% minority.

Response to COVID-19 pandemic. As an essential business, the Company responded quickly to implement procedures to assist employees in navigating the challenging impact from the pandemic, as well as protect the safety of both employees and customers. The Company has transitioned to a hybrid remote work model where eligible positions may arrange with their manager to work partially or fully remote. Safety measures implemented early in the COVID-19 pandemic continue to be followed to protect employees working on site, which included installation of protective partitions and fully equipping locations with personal safety supplies. Employees who experienced a reduction in hours due to reduced branch operating hours continued to receive their full pay. Additional sick time was authorized for employees impacted directly by the COVID-19 virus. The Company will continue to follow any Washington state mandates and make adjustments to support employees and prioritize employee safety.

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

    The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank paid $476,000 in FDIC assessments for the year ending December 31, 2021.

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

Standards for Safety and Soundness. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Capital Requirements. Federally insured financial institutions, such as First Financial Northwest Bank, and their holding companies, are required to maintain a minimum level of regulatory capital.

First Financial Northwest Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Although the Bank qualified to make this election, as of December 31, 2021, management has not elected to use the CBLR as the Bank’s margin above the current minimum levels to be well-capitalized is greater than our margin would be under the CBLR.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2021, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

    The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2021 and 2020, based on FDIC thresholds to be well-capitalized.

	December 31,
	2021		2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$149,563		$140,114

Tier 1 leverage capital	$147,816	10.34%	$140,319	10.29%
Tier 1 leverage capital requirement	71,489	5.00	68,189	5.00
Excess	$76,327	5.34%	$72,130	5.29%

Common equity tier 1	$147,816	14.23%	$140,319	14.32%
Common equity tier 1 capital requirement	67,536	6.50	63,705	6.50
Excess	$80,280	7.73%	$76,614	7.82%

Tier 1 risk-based capital	$147,816	14.23%	$140,319	14.32%
Tier 1 risk-based capital requirement	83,121	8.00	78,406	8.00
Excess	$64,695	6.23%	$61,913	6.32%

Total risk-based capital	$160,840	15.48%	$152,610	15.57%
Total risk-based capital requirement	103,901	10.00	98,008	10.00
Excess	$56,939	5.48%	$54,602	5.57%

    The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

    For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2021, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Financial Accounting Standards Board has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

At December 31, 2021, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB. At December 31, 2021, the Bank held $5.5 million in FHLB of Des Moines stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $332,000 in dividends during the year ended December 31, 2021.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2021, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 59.7% of regulatory capital. In addition, at December 31, 2021, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 384.0% of regulatory capital.

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

Under the law of Washington State, Washington chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director of the DFI in certain situations. In addition, Washington state-chartered commercial and savings banks may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2021, the Bank was in compliance with the reserve requirements in place at that time.

Affiliate Transactions. First Financial Northwest and First Financial Northwest Bank are separate and distinct legal entities. First Financial Northwest (and any non-bank subsidiary of First Financial Northwest) is an affiliate of First Financial Northwest Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank’s capital plus surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital plus surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see “– Regulation and Supervision of First Financial Northwest – Limitations on Transactions with Affiliates” below.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital plus surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital plus surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2021, First Financial Northwest Bank was in compliance with these restrictions.

Community Reinvestment Act. First Financial Northwest Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. First Financial Northwest Bank received an “outstanding” rating during its most recent CRA examination.

Dividends. The amount of dividends payable by First Financial Northwest Bank to First Financial Northwest depends upon First Financial Northwest Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, First Financial Northwest Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends may not be declared or paid if First Financial Northwest Bank is in default in payment of any assessments due to the FDIC. Dividends on First Financial Northwest Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Financial Northwest Bank, without the approval of the Director of the DFI. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require First Financial Northwest Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other federal and state cybersecurity and data privacy laws and regulations may expose First Financial Northwest Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a

“computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule is required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. First Financial Northwest Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, First Financial Northwest Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under Washington corporate law, First Financial Northwest generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement can also limit dividends. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters-Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2021, First Financial Northwest repurchased 704,950 shares of its common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

COVID-19 Legislation. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA, 2021. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation. We will continue to assess the impact of the CARES Act, CAA, 2021 and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Taxation

    Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2018 through 2021.

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

Net Operating Loss Carryovers. A financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2021.

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

State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.75% of gross receipts for the Bank, as gross receipts are greater than $1.0 million, and 1.50% for its other subsidiaries with gross receipts less than $1.0 million. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax. An audit by the Washington State Department of Revenue was completed for the years 2010 through 2013, resulting in no material tax revisions.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

    Joseph W. Kiley III, age 66, has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; as director of First Financial and First Financial Diversified since December 2012; and as President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is the Chairman of the Board of Directors of the Washington Bankers Association. In addition, Mr. Kiley currently serves on the Board of Directors of the Western Bankers and its Executive Committee.

Richard P. Jacobson, age 58, has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 57, was appointed Senior Vice President and Chief Credit Officer of First Financial Northwest Bank in December 2019, a position he held on an interim basis since November 2019, and between August 2017 and December 2018. Mr. Soh served as Senior Vice President and Chief Lending Officer from October 2012 to December 2019. From August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 30 years of experience in commercial banking.

Ronnie J. Clariza, age 41, was appointed Senior Vice President and Chief Risk Officer of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Enterprise Risk Management and Education Committees for the Western Bankers and Washington Bankers Associations, respectively. He also served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 62, was promoted to Chief Banking Officer of First Financial Northwest Bank in December 2019. She was appointed Senior Vice President in July 2014 and previously served as Chief Deposit Officer of First Financial Northwest Bank from March 2014 to December 2019. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation, Renton Downtown Partnership, and Renton Area Youth and Family Services.

Christine A. Huestis, age 56, is First Vice President, Controller and Principal Accounting Officer of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:

•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by us;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our ALLL may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
•higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
•increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and

•risks to the capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our loans are primarily to businesses and individuals in the state of Washington with 87.1% of loans to borrowers or secured by properties located in Washington and 12.9% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, at December 31, 2021, our portfolio includes $144.1 million of loans to borrowers or secured by properties located in 43 other states and Washington, D.C., including $38.7 million, or 3.5% of loans, secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

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

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2021, construction/land loans totaled $93.5 million, or 8.4% of our total loan portfolio, an increase of $1.2 million or 1.4% since December 31, 2020. At December 31, 2021, $34.7 million were one-to-four family construction loans, $37.2 million were multifamily construction loans, and $6.2 million were commercial construction loans. Land loans, which are loans made with land as security, totaled $15.4 million, or 1.4% of our total loan portfolio at December 31, 2021. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes, lines of credit secured by land, and land development loans.

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

At December 31, 2021, $37.2 million of our construction/land loans were for speculative construction loans. All of our permanent construction loans have a take-out commitment for a permanent loan with us. At December 31, 2021, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2021, we had $419.4 million of commercial real estate loans, representing 37.5% of our total loan portfolio and $130.1 million of multifamily loans, representing 11.6% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

    The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 384.0% of total capital at December 31, 2021. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

At December 31, 2021, $199.8 million, or 51.9% of our one-to-four family residential loan portfolio and 17.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2021, we had 116 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $166.9 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2021, $385.1 million, or 34.4% of our total loan portfolio, was secured by first liens on one‑to‑four family residential loans. In addition, at December 31, 2021, our home equity lines of credit totaled $8.5 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $647,000 to $891,000 for single‑family homes in our primary market areas in 2022). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2021, our loan portfolio included $90.2 million, or 8.1% of total loans, located in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $144.1 million, or 12.9% of total loans, in loans located outside of Washington State.

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

    Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of these loans ultimately may be dependent on the value of the underlying collateral. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Classic and collectible car values are similarly affected by availability and demand, however, due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. An aircraft, classic or collectible car as collateral also presents unique risks because of its high-value and being susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a relatively small number of nonperforming loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft or classic car collateral during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2021, our loan portfolio included $35.9 million in classic and collectible car loans and $6.1 million in aircraft loans.

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

In addition, the Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. However, the FOMC has recently indicated it expects to increase rates starting in 2022, by implementing three one quarter point increases. If the FOMC increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates increase, the yield we earn on our assets may not rise as fast as our funding costs, causing our net interest margin to contract until the asset yields catch up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2021, 57.2% of our net loans were comprised of adjustable-rate loans. At that date, $444.0 million, or 69.3%, of these loans with an average interest rate of 4.27% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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
•credit or counter-party risk, which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;
•interest rate risk;
•volatility risk, which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and
•liquidity risk.

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

As of December 31, 2021, we had interest rate swaps outstanding with an aggregate notional amount of $95.0 million. At December 31, 2021, the fair value of our interest rate swaps was a $1.5 million gain. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2021, we did not incur any other-than-temporary impairments on our securities portfolio.

Risks Related to our Business Strategy

Our branching strategy may cause our expenses to increase faster than revenues.
During 2021, we opened one new branch office in Issaquah, Washington. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own any additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of our acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of their vendors’ performance, including aspects which they delegate to third parties.

We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.

We have certain FHLB advances, loans, interest rate swaps and investment securities, indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance (“ESG”) practices, including those relating to sustainability, it may have an adverse effect on our reputation and results of operation.

Our reputation may also be negatively impacted by our diversity, equity and inclusion (“DEI”) efforts if they fall short of expectations. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG and DEI matters. These ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies, regulators, investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers and employees, significantly harm our stock price and ability to raise capital, and adversely affect our results of operations.

Item 1B. Unresolved Staff Comments

First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties

The corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2021, the Bank had thirteen leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, Kirkland, University Place, Gig Harbor, and Issaquah. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 10- “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2021, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

                            PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2021, there were 9.1 million shares of common stock issued and outstanding and we had 484 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. As of December 31, 2021, our board of directors had declared 35 consecutive quarterly cash dividends on our common stock. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase plan that began on February 1, 2021 and expired on August 13, 2021. The plan authorized the repurchase of up to 486,000 shares of the Company’s common stock. At the expiration of the plan, the Company had repurchased 268,286 shares authorized at an average price of $14.97 per share.

In addition, the Company’s Board of Directors authorized on August 16, 2021, a stock repurchase plan that commenced on August 16, 2021 and expired on February 15, 2022. The plan authorized the repurchase of up to 476,000 shares of the Company’s common stock. At the expiration of this plan, the Company had repurchased 459,732 shares at an average price of $16.83 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan
October 1 - October 31, 2021	—	$—	—	431,658
November 1 - November 30, 2021	349,677	16.88	349,677	81,981
December 1 - December 31, 2021	42,645	16.87	42,645	39,336
Total	392,322	16.88	392,322	39,336

On February 11, 2022, the Company’s Board of Directors authorized the repurchase of up to 5.0% of the Company’s outstanding common stock, or approximately 455,000 shares beginning no earlier than February 18, 2022, and expiring no later than August 17, 2022. The Company will purchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions and other corporate considerations.

Equity Compensation Plan Information

    The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2021 and 2020, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries. For a discussion and review of our consolidated financial statements and other relevant statistical data for the years ending December 31, 2020 and 2019 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2020.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington at December 31, 2021. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities.
The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB of Des Moines and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. Our business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. During 2021, loan originations, refinances and purchases moderately outpaced repayments of loans, resulting in a small increase of $2.9 million to net loans receivable with ending balances of $1.10 billion at December 31, 2021, and 2020. Originations of construction/land loans were $72.8 million in 2021 as compared to $62.4 million in 2020, resulting in this portfolio increasing to $93.5 million at December 31, 2021, as compared to $92.2 million at December 31, 2020. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term.
    We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans, as well as consumer classic car loans, that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes $144.1 million of loans to borrowers or secured by properties located in 43 other states, plus Washington, D.C., with the largest concentrations at December 31, 2021, in California, Oregon, Texas, Florida, and Alabama of $38.7 million, $12.1 million, $10.8 million, $9.2 million and $8.1 million, respectively.

The Bank has also created an SBA department, and has affiliated with an SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming an SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans or equipment financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

    Net income for the year ended December 31, 2021, was $12.2 million, or $1.29 per diluted share, compared to $8.6 million, or $0.88 per diluted share, for the year ended December 31, 2020. The primary contributor to this increase was a $4.5 million increase in net interest income as our decrease in interest expense exceeded the decrease in interest income. In addition, the provision for loan losses in 2021 decreased $1.6 million to $300,000 as compared to 2020 primarily as a result of a $2.1 million increase in net loans receivable, changes in the composition of our loan portfolio and decreased historical loss factors and qualitative factors for certain loan categories as the expected economic impact as a result of the COVID-19 pandemic to the credit quality of our loan portfolio has diminished this year. For the year ended December 31, 2020, we had a provision of $1.9 million, primarily the result of the downgrade in the loan risk ratings of $61.0 million of loans, primarily loans receiving an additional COVID-19 related payment deferral under the CARES Act combined with increases in probable loan losses for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. Partially offsetting these improvements, noninterest income decreased $580,000 and noninterest expenses increased $854,000.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is currently slightly asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. The Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits, the repricing of retail certificates of deposit at much lower market rates, and the payoff of all brokered certificates of deposit in 2020. Loan yields in 2021 were impacted favorably as a result of recognition of unamortized deferred fee income on PPP loans forgiven and repaid by the SBA. If market interest rates remain near historic lows, the Company expects continued downward pressure on loan yields. Further, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are unknown, until the pandemic subsides, the Company’s net interest income and net interest margin may be adversely affected in the near term, if not longer.
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

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income decreased $580,000 during the year ended December 31, 2021, as compared to 2020, primarily attributable to a $682,000 decrease in loan related fees.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $854,000 during the year ended December 31, 2021, as compared to 2020. The increase was primarily attributable to a $320,000 increase in occupancy and equipment, a $202,000 increase in other noninterest expenses, a $200,000 increase in OREO, and a $198,000 increase in salaries and employee benefits, partially offset by a $130,000 decrease in data processing expense.

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank provided certain short-term loan modifications. In addition, the Bank participated in the Paycheck Protection Program (“PPP”) as a lender. Some of the PPP loans we originated were for our existing customers, however we also provided PPP loans to those in our community who have not had a banking relationship with us in the past. The initial deadline for PPP loan applications to the SBA was August 8, 2020. Under this program, we funded 462 applications totaling $52.1 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. The CAA, 2021 renewed and extended the PPP, which ended on May 31, 2021. Under the second round of PPP funding, the Bank originated 261 PPP loans with an aggregate balance of $25.6 million. As of December 31, 2021, there were 67 PPP loans outstanding totaling $10.8 million as compared to 372 PPP loans totaling $41.3 million at December 31, 2020. The SBA released a simplified forgiveness process for PPP loans of $150,000 or less. At December 31, 2021, 39 PPP loans have an outstanding balance of $150,000 or less, totaling $2.0 million, or 18.3% of PPP loans outstanding. Of these PPP loans, 24 loans totaling $484,000, 4.5% of PPP loans, have a balance of $50,000 or less. We will also continue working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

The CARES Act and related bank regulatory guidance provided that short-term modifications of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications (e.g. generally up to 6 months) such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, as amended by the CAA, 2021, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and January 1, 2022. The primary method of relief granted by the Company was to allow the borrower to defer their loan payments for three to six months. Certain borrowers were allowed to pay interest only or have payment deferrals for periods longer than six months depending upon their specific circumstances. Deferred principal and interest amounts were added as a balloon payment due at the original maturity date or payoff of the loan. At December 31, 2021, the Bank had no loans still in deferral status and all loans that previously received loan modifications were current on their loan payments.

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, policy and underwriting standards, the current and expected economic conditions, the nature and volume of the loan portfolio, management’s experience level, the level of problem loans, our loan review and grading systems, the value of underlying collateral, geographic and loan type concentrations, and other external factors such as competition, legal, and regulatory requirements in assessing the ALLL. Loans classified as substandard or placed on nonaccrual status are deemed to be collateral based loans. Specific allowances result when management performs an impairment analysis on a loan when management believes that all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific reserve is established in the ALLL for the loan. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. Loans classified as a TDR due to the borrower being granted a rate concession analyzed by discounted cash flow analysis. The amount of the specific reserve on these loans is calculated by comparing the present value of the anticipated repayments under the restructured terms to the recorded investment in the loan.

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

    Intangible Assets. The Company incurred goodwill and a core deposit intangible asset “(CDI”) through the Branch Acquisition during 2017. These assets were booked at fair value at the time of the acquisition. Goodwill is evaluated annually for impairment, with any impairment recognized as noninterest expense. The CDI is amortized into noninterest expense.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Assets. The following table details the changes in the composition of our assets at December 31, 2021 from December 31, 2020.

	Balance at December 31, 2021	Balance at December 31, 2020	Change from December 31, 2020	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$7,246	$7,995	$(749)	(9.4)%
Interest-earning deposits	66,145	72,494	(6,349)	(8.8)
Investments available-for-sale, at fair value	168,948	127,551	41,397	32.5
Investments held-to-maturity, at amortized cost	2,432	2,418	14	0.6
Loans receivable, net	1,103,461	1,100,582	2,879	0.3
FHLB stock, at cost	5,465	6,410	(945)	(14.7)
Accrued interest receivable	5,285	5,508	(223)	(4.0)
Deferred tax assets, net	850	1,641	(791)	(48.2)
OREO	—	454	(454)	(100.0)
Premises and equipment, net	22,440	22,579	(139)	(0.6)
BOLI	35,210	33,034	2,176	6.6
Prepaid expenses and other assets	3,628	1,643	1,985	120.8
Right of use asset (“ROU”), net	3,646	3,647	(1)	—
Goodwill	889	889	—	—
Core deposit intangible, net	684	824	(140)	(17.0)
Total assets	$1,426,329	$1,387,669	$38,660	2.8%

The $38.7 million increase in total assets during 2021 was primarily a result of $63.8 million of deposit growth providing excess liquidity invested in investments available-for-sale. Additional factors in our asset growth are described below.

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $6.3 million to $66.1 million at December 31, 2021 from December 31, 2020. During 2021, a portion of our cash surplus held at the Federal Reserve was reinvested into higher earning assets. We monitor the balance of these funds daily in relation to our expected funding needs.

Investments available-for-sale. During 2021, investments available-for-sale increased $41.4 million, or 32.5%, as excess liquidity generated by retail deposit growth was reinvested into higher yielding available-for-sale securities. During the year ended December 31, 2021, we purchased $37.3 million of fixed rate securities and $43.1 million of variable rate securities, with an average yield of 1.58%. Purchases included $34.7 million of mortgage-backed securities, $21.1 million of municipal securities, $12.7 million of U.S. government agency securities, and $12.0 million of corporate bonds. These purchases were partially offset by $20.0 million in proceeds from sales, calls and maturities of securities with an average yield of 2.06%, generating a net gain of $32,000. In addition to the purchase and sale activity, we received principal repayments of $20.0 million on our investments available-for-sale during 2021.

The effective duration of our securities portfolio increased to 3.54% at December 31, 2021 as compared to 2.55% at December 31, 2020. Effective duration measures the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $2.9 million during 2021 to $1.10 billion. During the year ended December 31, 2021, commercial real estate loans increased $34.2 million, one-to-four family loans increased $3.2 million, and construction/land loans increased $1.2 million. In addition, consumer loans increased $4.2 million as the Bank continued to increase its portfolio of classic or collectible car loans. Partially offsetting these increases, business loans decreased $34.1 million, primarily due to a $30.4 million decrease in PPP loans and $4.7 million decrease in aircraft loans. In addition, multifamily loans decreased $6.5 million.

During 2021, we supplemented our loan originations and participations by purchasing $46.4 million in loans, at an average premium of 3.4%. Loans purchased included $20.3 million of performing classic or collectible car loans and $1.7 million of one-to-four family loans. In addition, a pool of 12 loans was purchased, totaling $24.4 million of loans secured by commercial real estate in nine other states, further supporting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

At December 31, 2021, the Bank had no nonaccrual loans as the $2.1 million nonperforming loan included at December 31, 2020, was paid off in the second quarter of 2021. Included in the payoff settlement were $288,000 in past due interest and $106,000 in late charges, both reported in interest income. In addition, $84,000 of legal fees were reimbursed to the Bank. Nonperforming loans as a percent of our total loans decreased to 0.0% at December 31, 2021, from 0.19% at December 31, 2020. Adversely classified loans, defined as substandard or below, increased to $34.2 million at December 31, 2021, from $2.6 million at December 31, 2020. These impaired loans have certain weaknesses as a result of ongoing negative impact from the COVID-19 pandemic to the businesses operating in the underlying collateral. The Bank is monitoring these loans closely and does not expect to incur any loss.

The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2021	2020
	(Dollars in thousands)
Nonperforming loans:
Multifamily	$—	$2,104	$(2,104)	(100.0)%
Total nonperforming loans	—	2,104	(2,104)	(100.0)
OREO	—	454	(454)	(100.0)
Total nonperforming assets	$—	$2,558	$(2,558)	(100.0)%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. The Bank had no foregone interest during the year ended December 31, 2021, as the payoff of the $2.1 million loan during 2021 included all past due interest. There was no LIP related to nonperforming loans at December 31, 2021 or 2020. During 2021, two properties that comprised our $454,000 OREO balance at December 31, 2020, were sold, resulting in a loss on sale of $207,000. We did not foreclose on any properties during either 2021 or 2020. The level of our nonperforming assets reflects the modest risk profile of our loan portfolio and our commitment to promptly identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2021 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks related to the COVID-19 pandemic.

The ALLL was $15.7 million, or 1.40% of total loans receivable at December 31, 2021, as compared to $15.2 million, or 1.36% of total loans receivable at December 31, 2020. The following table details activity and information related to the ALLL for the years ended December 31, 2021 and 2020.

	At or For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
ALLL balance at beginning of year	$15,174	$13,218
Provision for loan losses	300	1,900
Charge-offs	—	(2)
Recoveries	183	58
ALLL balance at end of year	$15,657	$15,174

ALLL as a percent of total loans	1.40%	1.36%
ALLL as a percent of nonperforming loans	—%	721.17%
Total nonperforming loans	$—	$2,104
Nonperforming loans as a percent of total loans	—%	0.19%
Total loans receivable	$1,119,536	$1,117,410
Total loans originated	308,454	295,823
Intangible assets. As a result of our Branch Acquisition in 2017, the Bank recognized goodwill of $889,000 and a CDI of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017. The Company performed an impairment analysis at December 31, 2021, and determined that no impairment of goodwill and CDI existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.

The CDI was provided by a third-party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount will amortize into noninterest expense on an accelerated basis over ten years and had a balance of $684,000 at December 31, 2021.

Deposits. During the year ended December 31, 2021, deposits increased $63.8 million from December 31, 2020. Details of deposit balances and their concentrations are as follows:

	December 31,
	2021		2020
	(Dollars in thousands)
Noninterest-bearing demand deposits	$117,751	10.2%	$91,285	8.3%
Interest-bearing demand	97,907	8.5	108,182	9.9
Savings	23,146	2.0	19,221	1.8
Money market	624,543	54.0	465,369	42.6
Certificates of deposit, retail	294,127	25.3	409,576	37.4
Total deposits	$1,157,474	100.0%	$1,093,633	100.0%

The $63.8 million growth in retail deposits during 2021 was primarily the result of organic deposit growth as we continued to focus on core deposit growth. Money market accounts grew by $159.2 million, due in part to a portion of our retail certificate of deposit customers opting for money market accounts compared to the other options available to them at the maturity of their certificate of deposit. Noninterest-bearing demand accounts grew by $26.5 million due primarily to growth in business checking accounts, and interest-bearing demand accounts decreased by $10.3 million. Partially offsetting this growth, retail certificates of deposit decreased $115.4 million as continued growth in money market accounts allowed us to reduce our dependence on the higher priced certificates of deposit in an effort to improve our cost of funds and overall deposit mix by becoming less reliant on certificates of deposit.

During 2021, retail deposit balances met our funding needs, therefore we did not need to utilize brokered certificates of deposit. While brokered certificates of deposit may carry a higher cost than our retail certificates, the Bank may utilize this source of funding in the future due to the enhanced call features on some of these deposits that assists us in our efforts to manage our cost of funds and our interest rate risk profile.

At December 31, 2021 and December 31, 2020, we held $60.6 million and $59.2 million in public funds, respectively, of which $21.9 million were retail certificates of deposit. These funds were secured at December 31, 2021 with the Washington State Public Deposit Protection Commission by $23.1 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2021 were $95.0 million as compared to $120.0 million at December 31, 2020. At December 31, 2021, our FHLB advances consisted of $35.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, that are utilized in cash flow hedge agreements, as described below. At December 31, 2021, the Bank did not hold any purchased Fed Funds. The availability of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our funding needs change consistent with our asset/liability objectives. Our average borrowings during 2021 were $115.5 million. At December 31, 2021, all of our FHLB advances were due to mature in less than two months.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into seven interest rate swap agreements with qualified institutions designated as cash flow hedge instruments. The agreements have an aggregate notional amount of $95.0 million, with individual notional amounts ranging from $10.0 million to $15.0 million, a weighted-average remaining term of 4.9 years and a weighted-average fixed rate of 1.05%. The remaining maturity of these agreements is from 22 months to eight years. On October 25, 2021, a $50.0 million notional swap with a fixed rate of 1.34% matured and was partially replaced with two previously contracted forward-starting interest rate swap agreements of $15.0 million and $10.0 million, effective on that date. These swaps had an original weighted-average term of 7.4 years and a weighted-average fixed rate of 0.80%.

Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding LIBOR index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2021, we recognized a $1.5 million fair value asset as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed our adherence to the International Swaps and Derivatives Association (“ISDA”) 2020 LIBOR Fallbacks Protocol (“Protocol”) to prepare for the cessation of LIBOR by June 30, 2023. The Protocol provides a mechanism for parties to bilaterally amend their existing derivatives transactions to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR.

Stockholders’ Equity. Total stockholders’ equity increased to $157.9 million at December 31, 2021, from $156.3 million at December 31, 2020. Increases to stockholders’ equity for the year ended December 31, 2021, included $12.2 million of net income and $2.4 million in net stock-based compensation. In addition, improvements in the fair value of our derivatives and available-for-sale investments resulted in $2.1 million in other comprehensive income. The exercise of stock options resulted in the issuance of 41,000 shares of common stock and a $344,000 increase to additional paid-in capital.

These increases were partially offset by an $11.4 million decrease to additional paid-in-capital from the repurchase and retirement of 704,950 shares at an average price of $16.11 per share. In addition, shareholder cash dividends of $0.44 per share were paid during 2021, reducing retained earnings by $4.1 million.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

Net Interest Income. Net interest income in 2021 was $45.0 million, a $4.5 million or 11.1% increase from $40.5 million in 2020, due primarily to a $6.8 million decrease in interest expense partially offset by a $2.3 million decrease in interest income. Interest income decreased during the year ended December 31, 2021, primarily as a result of the decrease in average yield on interest-earning assets to 4.01% for the year ended December 31, 2021 from 4.36% for the year ended December 31, 2020, as the ongoing historically low interest rate environment continues to put downward pressure on asset yields. Average interest-earning assets increased $55.5 million, partially funded by a $18.9 million increase in average interest-bearing liabilities. The average cost of these funds decreased to 0.78% for the year ended December 31, 2021 from 1.41% for the year ended December 31, 2020, primarily as a result of the low interest rate environment and an improvement in the Company’s deposit mix as the average balance of our higher cost certificate of deposit declined by $88.0 million. Average balances in lower cost money market accounts, interest-bearing demand and statement savings accounts increased by $130.1 million, $13.8 million and $3.3 million, respectively. In addition, average balances in noninterest-bearing accounts increased by $37.1 million. The resulting impact was an improvement in our net interest margin to 3.35% for the year ended December 31, 2021, from 3.15% for the year ended December 31, 2020. For more information, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,098,772	4.57%	$1,120,889	4.69%	$(2,376)
Investments available-for-sale	173,691	1.84	131,272	2.42	27
Investments held-to-maturity	2,419	0.99	2,312	0.99	1
Interest-earning deposits	60,482	0.12	25,108	0.21	20
FHLB stock	6,271	5.29	6,600	4.85	12
Total interest-earning assets	$1,341,635	4.01%	$1,286,181	4.36%	$(2,316)

During the year ended December 31, 2021, the $2.4 million decrease in loan interest income reflects decreases in both the average yield and balance of loans. The average loan yield decreased to 4.57% from 4.69% and the average balance of loans receivable decreased $22.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to PPP loan repayments. Yields on loans continue to decline as loans are originated or refinanced at lower rates or adjust downward in this continued low interest rate environment, however, prepayments of PPP loans and amounts forgiven by the SBA had a favorable increase to the loan yield for the year ended December 31, 2021, due to recognition of $2.0 million of unamortized fees and costs. At December 31, 2021, the balance of net deferred loan fees relating to PPP loans to be recognized in future periods totaled $258,000.

Interest income from investments available-for-sale was stable with a $27,000 increase during 2021, as a $42.4 million increase in the average balance of these investments compensated for the reduction in average yield to 1.84% from 2.42% for the prior year. Over half of our investment portfolio was comprised of variable rate securities which repriced during the continued low interest rate environment during 2021.

Interest income on interest-earning deposits increased $20,000 during the year ended December 31, 2021, as a result of a $35.4 million increase in the average balance of these deposits, partially offset by a reduction in their yield to 0.12% for the year ended December 31, 2021, from 0.21% for the year ended December 31, 2020.

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$106,684	0.08%	$92,839	0.31%	$(202)
Savings accounts	21,715	0.03	18,369	0.08	(9)
Money market accounts	545,306	0.29	415,190	0.84	(1,896)
Certificates of deposit, retail	342,147	1.61	430,179	2.20	(3,955)
Certificates of deposit, brokered	—	—	30,492	2.38	(727)
FHLB advances and other borrowings	115,466	1.39	125,392	1.31	(37)
Total interest-bearing liabilities	$1,131,318	0.78%	$1,112,461	1.41%	$(6,826)

Interest expense decreased $6.8 million to $8.8 million for the year ended December 31, 2021 from $15.6 million for the year ended December 31, 2020. The decrease in interest expense during 2021 was primarily a result of the decrease in the average cost of interest-bearing deposits to 0.71% for the year ended December 31, 2021, as compared to 1.42% for the year ended December 31, 2020. In addition, although the average balance of our interest-bearing deposits increased $28.8 million during 2021, the growth in lower cost deposits, primarily money market accounts, allowed us to reduce our reliance on higher cost retail certificates of deposit and reduce our overall interest expense

Money market interest expense decreased by $1.9 million as a result of a 55 basis point decrease in the average cost of these funds partially offset by a $130.1 million increase in the average balance. The cost of retail certificates of deposit decreased by 59 basis points as maturing deposits repriced down in the continued low interest rate environment.

Our FHLB advances are all short-term and matched to fixed rate interest rate swap agreements, resulting in a relatively stable average cost of these funds of 1.39% and 1.31% for the years ended December 31, 2021, and 2020, respectively. This slight increase in average cost was offset by the repayment of $25.0 million in FHLB advances in October 2021 as a result of a corresponding reduction in related interest rate swap agreements, resulting in a $37,000 decrease in total interest expense for borrowings.

Provision for Loan Losses. Our provision for loan losses was $300,000 for the year ended December 31, 2021, compared to $1.9 million for the year ended December 31, 2020. This provision, combined with recoveries of $183,000, resulted in a $483,000 increase in the ALLL to total loans to 1.40% at December 31, 2021, from 1.36% at December 31, 2020. The provision for loan losses in 2021 was primarily a result of a $2.1 million increase in net loans receivable, and a change in the composition of our loan portfolio as $30.4 million in repaid PPP loans omitted from our loan loss allowance analysis were replaced with other loans included in the analysis, offsetting the impact from decreased historical loss factors and qualitative factors for certain loan categories as the expected economic impact as a result of the COVD-19 pandemic to the credit quality of our loan portfolio has diminished this year. At December 31, 2021, the $10.8 million balance of PPP loans was omitted from the ALLL calculation as these loans are fully guaranteed by the SBA and management expects that the majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven. In addition, the provision for loan losses was impacted by the $31.6 million increase in substandard loans and the $14.7 million increase in impaired loans during 2021 evaluated for specific reserves and omitted from the general reserve calculations used to calculate the ALLL and provision for loan losses. As noted above, our individual evaluation of our impaired loans indicated no additional specific reserve was needed.

In comparison, for the year ended December 31, 2020, we had a provision of $1.9 million, primarily the result of the downgrade in the loan risk ratings of $61.0 million of loans, primarily loans receiving an additional COVID-19 related payment deferral under the CARES Act combined with increases in probable loan losses for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios.

Noninterest Income. Noninterest income decreased $580,000 to $3.9 million for the year ended December 31, 2021 from $4.4 million for the year ended December 31, 2020. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2021	Change from December 31, 2020	Percentage Change
	(Dollars in thousands)
Gain on sale of investments, net	$32	$(54)	(62.8)%
BOLI change in cash surrender value	1,107	125	12.7
Wealth management revenue	494	(169)	(25.5)
Deposit related fees	872	117	15.5
Loan related fees	1,265	(682)	(35.0)
Other	92	83	922.2
Total noninterest income	$3,862	$(580)	(13.1)%

The largest change to our noninterest income was the $682,000 decrease on loan related fees for the year ended December 31, 2021, primarily due to a $430,000 decrease in fees on loan interest rate swap agreements. The Bank has an interest rate swap program for commercial loan customers, under which the customer participates in an interest rate swap with a third-party institution for which the Bank receives a fee that is recognized at the time the loan is originated. Due to the reduced customer demand for these interest rate swaps, there were no new agreements originated in 2021. In addition, fees collected on the early payoff of certain loans decreased $215,000 during the year ended December 31, 2021.

    Wealth management revenue decreased by $169,000 in 2021, primarily as a result of reduced sales staff during much of 2021 and timing differences in revenue recognition. This line of business assists the Bank with providing options to our customers to more fully support their financial needs. Total assets managed by our wealth management division increased to $112.7 million at December 31, 2021, from $88.0 million at December 31, 2020.
In addition, sales of investment securities during the year ended December 31, 2021, resulted in a gain of $32,000. In comparison, sales of investments for the year ended December 31, 2020, resulted in an $86,000 gain. Partially offsetting these decreases, deposit related fees of $872,000 were recorded for the year ended December 31, 2021, a $117,000 increase over the prior year, primarily from debit card related service fees reflecting increased usage as the economy improves in our markets. In addition, our BOLI noninterest income increased $125,000 for the year ended December 31, 2021, primarily due to $161,000 in death benefits proceeds. The $1.1 million of noninterest BOLI income also included the net increase in cash surrender value of these policies, which assists in offsetting expenses for employee benefits.

Noninterest Expense. Noninterest expense increased $854,000 to $33.4 million for the year ended December 31, 2021 from $32.5 million for the year ended December 31, 2020. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2021	Change from December 31, 2020	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$20,237	$198	1.0%
Occupancy and equipment	4,557	320	7.6
Professional fees	1,899	192	11.2
Data processing	2,692	(130)	(4.6)
OREO related expenses, net	209	200	2,222.2
Regulatory assessments	456	(91)	(16.6)
Insurance and bond premiums	451	6	1.3
Marketing	154	(43)	(21.8)
Other general and administrative	2,712	202	8.0
Total noninterest expense	$33,367	$854	2.6%

The primary contributor to the increase in noninterest expense for the year ended December 31, 2021, was a $320,000 increase in occupancy and equipment expense. Lease expense increased $125,000 primarily due to our most recent branch opening in March 2021 and two branches opened late in 2020. In addition, depreciation expense increased $115,000 and facilities and equipment maintenance increased $102,000 as a result of maintenance and improvements at branch locations.

Salary and employee benefits increased by $198,000 to $20.2 million due in part to a $779,000 net increase in stock based compensation as a result of the increase in common stock priced used to calculate the expense for ESOP shares allocated to employees for 2021 and restricted stock awards granted during the year. Partially offsetting this increase, salaries, commissions and employee incentives decreased $555,000 for the year ended December 31, 2021, reflecting a decrease in staffing.

Further contributing to the increase in noninterest expense for the year ended December 31, 2021, professional fees increased $192,000. The primary factor was a $319,000 increase in other professional services as we outsourced recruiting and other services. Partially offsetting this increase, legal fees decreased $129,000, primarily due to the receipt of $84,000 of reimbursed legal fees at the payoff of a $2.1 million nonaccrual loan.

The sale of two OREO properties during 2021 resulted in a $207,000 loss on sale included in noninterest expense, a $200,000 increase as compared to the year ended December 31, 2020.

Partially offsetting these increases, data processing expense decreased $130,000 for the year ended December 31, 2021, as additional expense was incurred during 2020 in support of a new online banking platform. In addition, regulatory assessments decreased $91,000, primarily due to the change in composition of our loan portfolio, as PPP loans are excluded from our asset base for calculation of our FDIC assessment.

Federal Income Tax Expense. We recorded a $2.9 million federal income tax provision for 2021, compared to $1.9 million for 2020. The increase in federal income tax provision for 2021 was primarily the result of a $4.7 million increase in pretax net income.

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

	Year Ended December 31,
	2021			2020			2019
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,098,772	$50,170	4.57%	$1,120,889	$52,546	4.69%	$1,061,367	$54,636	5.15%
Investments available-for-sale, taxable	149,349	2,741	1.84	121,850	2,937	2.41	131,671	4,118	3.13
Investments available-for-sale, non-taxable	24,342	459	1.89	9,422	236	2.50	7,683	211	2.75
Investments held-to-maturity	2,419	24	0.99	2,312	23	0.99	—	—	—
Interest-earning deposits	60,482	72	0.12	25,108	52	0.21	13,634	293	2.15
FHLB stock	6,271	332	5.29	6,600	320	4.85	6,684	362	5.42
Total interest-earning assets	1,341,635	53,798	4.01	1,286,181	56,114	4.36	1,221,039	59,620	4.88
Noninterest earning assets	79,841			75,423			73,125
Total average assets	$1,421,476			$1,361,604			$1,294,164
Interest-bearing liabilities:
Interest-bearing demand accounts	$106,684	$90	0.08%	$92,839	$292	0.31%	$50,519	$108	0.21%
Savings accounts	21,715	6	0.03	18,369	15	0.08	21,920	29	0.13
Money market accounts	545,306	1,601	0.29	415,190	3,497	0.84	329,008	5,027	1.53
Certificates of deposit, retail	342,147	5,519	1.61	430,179	9,474	2.20	410,992	9,549	2.32
Certificates of deposit, brokered	—	—	—	30,492	727	2.38	134,045	3,283	2.45
Total deposits	1,015,852	7,216	0.71	987,069	14,005	1.42	946,484	17,996	1.90
Advances from the FHLB and other borrowings	115,466	1,603	1.39	125,392	1,640	1.31	129,899	2,716	2.09
Total interest-bearing liabilities	1,131,318	8,819	0.78	1,112,461	15,645	1.41	1,076,383	20,712	1.92
Noninterest bearing liabilities	130,117			93,556			63,689
Average equity	160,041			155,587			154,092
Total average liabilities and equity	$1,421,476			$1,361,604			$1,294,164
Net interest income		$44,979			$40,469			$38,908

Net interest margin			3.35%			3.15%			3.19%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		118.59%			115.62%		113.44%
________________
(1) The average loans receivable, net balances include nonaccruing loans and deferred fees.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2021	Net Yield Year Ended December 31,
		2021	2020	2019
Yield on interest-earning assets:
Loans receivable, net	4.21%	4.57%	4.69%	5.15%
Investments available-for-sale, taxable	1.96	1.84	2.41	3.13
Investments available-for-sale, non taxable	1.91	1.89	2.50	2.75
Investments held-to-maturity	0.99	0.99	0.99	n/a
Interest-earning deposits	0.13	0.12	0.21	2.15
FHLB stock	4.85	5.29	4.85	5.42
Total interest-earning assets	3.72	4.01	4.36	4.88
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.08	0.08	0.31	0.21
Savings accounts	0.03	0.03	0.08	0.13
Money market accounts	0.25	0.29	0.84	1.53
Certificates of deposit, retail	1.25	1.61	2.20	2.32
Certificates of deposit, brokered	—	—	2.38	2.45
Total interest-bearing deposits	0.51	0.71	1.42	1.90
Advances from the FHLB and other borrowings	1.26	1.39	1.31	2.09
Total interest-bearing liabilities	0.57	0.78	1.41	1.92
Interest rate spread	3.15	3.23	2.95	2.96
Net interest margin	n/a	3.35	3.15	3.19

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

	Year Ended December 31, 2021 Compared to December 31, 2020 Change in Interest			Year Ended December 31, 2020 Compared to December 31, 2019 Change in Interest
	2021			2020
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,339)	$(1,037)	$(2,376)	$(5,154)	$3,064	$(2,090)
Investments available-for-sale, taxable	(859)	663	(196)	(874)	(307)	(1,181)
Investments available-for-sale, non taxable	(151)	374	223	(23)	48	25
Investments held-to-maturity	—	1	1	23	—	23
Interest-earning deposits	(53)	73	20	(488)	247	(241)
FHLB stock	28	(16)	12	(37)	(5)	(42)
Net change in interest income	(2,374)	58	(2,316)	(6,553)	3,047	(3,506)

Interest-bearing liabilities:
Interest-bearing demand accounts	(246)	44	(202)	94	90	184
Savings accounts	(12)	3	(9)	(9)	(5)	(14)
Money market accounts	(2,992)	1,096	(1,896)	(2,847)	1,317	(1,530)
Certificates of deposit, retail	(2,016)	(1,939)	(3,955)	(521)	446	(75)
Certificates of deposit, brokered	—	(727)	(727)	(20)	(2,536)	(2,556)
Advances from FHLB and other borrowings	93	(130)	(37)	(982)	(94)	(1,076)
Net change in interest expense	(5,173)	(1,653)	(6,826)	(4,285)	(782)	(5,067)
Net change in net interest income	$2,799	$1,711	$4,510	$(2,268)	$3,829	$1,561

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
•we may utilize brokered certificates of deposit with a call option as a funding source; and
•we have utilized interest rate swaps to effectively fix the rate on $95.0 million of FHLB advances.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 57.2% of our net loans were adjustable-rate loans at December 31, 2021. At that date, $444.0 million, or 69.3%, of these loans with a weighted-average interest rate of 4.27% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At December 31, 2021, the Bank’s net loans receivable included $117.0 million of prime based loans, of which $104.4 million were at a floor rate that exceeded their fully indexed rate.

The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

December 31, 2021
(in thousands)
0 - 25 bps	$7,991
26 - 50 bps	16,260
51 - 75 bps	12,608
76 - 100 bps	38,620
101 - 150 bps	22,305
151 - 200 bps	1,368
> 200 bps	5,247
$104,399

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

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2021, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement. The net interest income in an up 100 basis point move would decline slightly in year one and increase under larger immediate increases in interest rates. The slight decline would be due to the level of adjustable-rate loans that are currently at their floor rate. The $444.0 million of loans at their floor rate would not experience the full impact of a 100 basis point increase in rates because the fully-indexed rate is below the floor rate that is currently in effect for many of these loans.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2021
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$45,388	1.43%
+200	44,971	0.50
+100	44,612	(0.31)
Base	44,749	—
(100)	44,069	(1.52)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2021 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$191,829	$(10,861)	(5.36)%	14.38%	(0.76)%	$1,334,248
+200	195,731	(6,959)	(3.43)	14.34	(0.49)	1,364,984
+100	200,751	(1,939)	(0.96)	14.35	(0.14)	1,398,640
Base	202,690	—	—	14.16	—	1,431,182
(100)	194,151	(8,539)	(4.21)	13.30	(0.60)	1,459,271
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

Liquidity and Capital Resources

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2021, the undisbursed portion of construction LIP totaled $43.4 million and unused lines of credit were $34.0 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2021, totaled $145.3 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2021 to borrow an additional $327.5 million from the FHLB, based on our collateral capacity, $84.8 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is our retail deposits. When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs.

On a monthly basis, we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

Based on our current capital allocation objectives, during fiscal 2022 we expect cash expenditures of $1.3 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $1.1 million, based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

For the fiscal year ending December 31, 2022, we project that our fixed commitments will include (i) $840,000 of operating lease payments and (ii) other future obligations and accrued expenses of $12.2 million. At December 31, 2021, our $95.0 million in FHLB borrowings are all short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2022. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $157.9 million at December 31, 2021. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2021, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2021: Total capital to risk-weighted assets was 15.48%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.23%; and Tier 1 capital to total assets was 10.34%. At December 31, 2021, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

The Accumulated Other Comprehensive Income (“AOCI”) component of capital includes a variety of items, including the value of our available-for-sale investment securities portfolio and the value of our derivative instruments, net of tax. We model various interest rate scenarios that could impact these elements of AOCI and believe that we have sufficient capital to withstand the estimated potential fluctuations in a variety of interest rate environments.

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

[Letterhead of Moss Adams]

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
First Financial Northwest, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries’ (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses balance was $15.7 million at December 31, 2021. The allowance for loan losses is maintained to provide for specific losses on impaired loans and probable losses inherent in the loan portfolio. It is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, charge-off history, current economic conditions, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy underwriting standards, nature and volume of the loan portfolio, management’s experience level, loan review and loan grading, and the value of underlying collateral.

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

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding of the design and implementation of internal controls over the accuracy of risk ratings of loans and the determination of the qualitative factors used in the allowance for loan loss calculation.
•Tested a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately risk rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable based on the current facts and circumstances.
•Obtained management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the supporting documentation provided by management.
•Tested the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, evaluating the completeness and accuracy of the data used in the calculation, application of the risk ratings determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Moss Adams LLP

Everett, Washington
March 11, 2022

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2021	2020
Assets
Cash on hand and in banks	$7,246	$7,995
Interest-earning deposits with banks	66,145	72,494
Investments available-for-sale, at fair value	168,948	127,551
Investments held-to-maturity, at amortized cost	2,432	2,418
Loans receivable, net of allowance of $15,657 and $15,174	1,103,461	1,100,582
Federal Home Loan Bank (“FHLB”) stock, at cost	5,465	6,410
Accrued interest receivable	5,285	5,508
Deferred tax assets, net	850	1,641
Other real estate owned (“OREO”)	—	454
Premises and equipment, net	22,440	22,579
Bank owned life insurance (“BOLI”)	35,210	33,034
Prepaid expenses and other assets	3,628	1,643
Right of use asset (“ROU”), net	3,646	3,647
Goodwill	889	889
Core deposit intangible, net	684	824
Total assets	$1,426,329	$1,387,669

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing deposits	$117,751	$91,285
Interest-bearing deposits	1,039,723	1,002,348
Total deposits	1,157,474	1,093,633
FHLB advances	95,000	120,000
Advance payments from borrowers for taxes and insurance	2,909	2,498
Lease liability, net	3,805	3,783
Accrued interest payable	112	211
Other liabilities	9,150	11,242
Total liabilities	1,268,450	1,231,367

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,125,759 shares at December 31, 2021, and 9,736,875 shares at December 31, 2020	91	97
Additional paid-in capital	72,298	82,095
Retained earnings, substantially restricted	86,162	78,003
Accumulated other comprehensive income (loss), net of tax	174	(1,918)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(846)	(1,975)
Total stockholders’ equity	$157,879	$156,302
Total liabilities and stockholders’ equity	$1,426,329	$1,387,669

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2021	2020
Interest income
Loans, including fees	$50,170	$52,546
Investments available-for-sale	3,200	3,173
Investments held-to-maturity	24	23
Interest-earning deposits	72	52
Dividends on FHLB stock	332	320
Total interest income	$53,798	$56,114
Interest expense
Deposits	7,216	14,005
FHLB advances and other borrowings	1,603	1,640
Total interest expense	$8,819	$15,645
Net interest income	44,979	40,469
Provision for loan losses	300	1,900
Net interest income after provision for loan losses	$44,679	$38,569
Noninterest income
Net gain on sale of investments	32	86
BOLI income	1,107	982
Wealth management revenue, net	494	663
Deposit related fees	872	755
Loan related fees	1,265	1,947
Other	92	9
Total noninterest income	$3,862	$4,442
Noninterest expense
Salaries and employee benefits	20,237	20,039
Occupancy and equipment	4,557	4,237
Professional fees	1,899	1,707
Data processing	2,692	2,822
OREO related expenses, net	209	9
Regulatory assessments	456	547
Insurance and bond premiums	451	445
Marketing	154	197
Other general and administrative	2,712	2,510
Total noninterest expense	$33,367	$32,513
Income before provision for federal income taxes	15,174	10,498
Federal income tax provision	2,925	1,942
Net income	$12,249	$8,556

Basic earnings per common share	$1.31	$0.88
Diluted earnings per common share	$1.29	$0.88
Basic weighted average number of common shares outstanding	9,340,997	9,734,493
Diluted weighted average number of common shares outstanding	9,454,495	9,758,644

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020
	(In thousands)
Net income	$12,249	$8,556
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on available-for-sale securities	(1,636)	2,645
Tax effect	343	(556)
Reclassification adjustment for net gains realized in income	(32)	(86)
Tax effect	7	18
Gains (losses) on cash flow hedges	4,316	(3,251)
Tax effect	(906)	683
Other comprehensive income (loss), net of tax	$2,092	$(547)
Total comprehensive income	$14,341	$8,009

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319
Net income	—	—	—	8,556	—	—	8,556
Other comprehensive loss	—	—	—	—	(547)	—	(547)
Issuance of common stock - restricted stock awards, net	33,923	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	427	—	—	—	427
Allocation of 112,854 ESOP shares	—	—	71	—	—	1,129	1,200
Repurchase and retirement of common stock	(544,626)	(6)	(5,700)	—	—	—	(5,706)
Canceled common stock - restricted stock awards	(5,375)	—	(73)	—	—	—	(73)
Cash dividends declared and paid ($0.40 per share)	—	—	—	(3,874)	—	—	(3,874)
Balances at December 31, 2020	9,736,875	97	82,095	78,003	(1,918)	(1,975)	156,302
Net income	—	—	—	12,249	—	—	12,249
Other comprehensive income	—	—	—	—	2,092	—	2,092
Exercise of stock options	41,000	—	344	—	—	—	344
Issuance of common stock - restricted stock awards, net	55,673	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	708	—	—	—	708
Allocation of 112,853 ESOP shares	—	—	567	—	—	1,129	1,696
Repurchase and retirement of common stock	(704,950)	(7)	(11,377)	—	—	—	(11,384)
Canceled common stock - restricted stock awards	(2,839)	—	(39)	—	—	—	(39)
Cash dividends declared and paid ($0.44 per share)	—	—	—	(4,090)	—	—	(4,090)
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$12,249	$8,556
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	300	1,900
Loss on sale of OREO property, net	207	—
Net amortization of premiums and discounts on investments	1,100	767
Gain on sale of investments available-for-sale	(32)	(86)
Depreciation of premises and equipment	2,158	2,170
Loss on disposal of premises and equipment	1	—
Deferred federal income taxes	235	5
Allocation of ESOP shares	1,696	1,200
Stock compensation expense	708	427
BOLI income	(1,107)	(982)
Annuity income	(24)	(43)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(354)	291
Decrease in right of use asset	759	678
Increase (decrease) in advance payments from borrowers for taxes and insurance	411	(423)
Decrease (increase) in accrued interest receivable	223	(1,370)
Decrease in lease liability	(736)	(612)
Decrease in accrued interest payable	(99)	(74)
Increase (decrease) in other liabilities	743	(430)
Net cash provided by operating activities	18,438	11,974
Cash flows from investing activities:
Proceeds from sales and call of investments	20,042	12,082
Principal repayments on investments	20,028	12,809
Purchases of investments available-for-sale	(84,203)	(13,963)
Purchases of investments held-to-maturity	—	(2,375)
Net (increase) decrease in loans receivable	(3,179)	5,980
Proceeds from sales of OREO properties	247	—
Purchases of premises and equipment	(2,020)	(2,283)
Sale of FHLB stock	945	599
Proceeds from BOLI death benefit settlement	1,086	—
Purchase of BOLI	(2,155)	(70)
Net cash (used by) provided by investing activities	(49,209)	12,779

continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from financing activities:
Net increase in deposits	63,841	60,099
Advances from the FHLB	25,000	267,000
Repayments of advances from the FHLB	(50,000)	(284,700)
Proceeds from stock options exercises	344	—
Net share settlement of stock awards	(38)	(73)
Repurchase and retirement of common stock	(11,384)	(5,706)
Dividends paid	(4,090)	(3,874)
Net cash provided by financing activities	$23,673	$32,746

Net (decrease) increase in cash and cash equivalents	$(7,098)	$57,499
Cash and cash equivalents at beginning of year	80,489	22,990
Cash and cash equivalents at end of year	$73,391	$80,489

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,918	$15,720
Federal income taxes	3,190	1,655

Noncash transactions:
Change in unrealized gain on investments available-for-sale	(1,668)	2,559
Change in unrealized losses on cash flow hedge	4,316	(3,251)
Initial recognition of right-of-use asset for new leases	758	2,116
Initial recognition of lease liability for new leases	758	2,116

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

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville, Bothell, Kent, Kirkland and Issaquah. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In Pierce County, two branch offices serve Gig Harbor and University Place. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

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

Subsequent Events

    The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. Effective March 26, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at December 31, 2021 and 2020.

Investments

    Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. At December 31, 2021 and 2020, we had held-to-maturity and available-for-sale, but no trading securities.

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

The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Additional analysis was completed on the ALLL during 2021 and 2020 based on the significance of loan modifications in accordance with the CARES Act and regulatory guidance.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements Adopted in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing (i) the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted this ASU in January 2021 with no material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted this ASU in January 2021 with no material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). This ASU outlines the changes in the presentation of information on the balance sheet due to SEC Regulation S-X. This rule was put into place to better identify various items and whether they should appear on the face of the balance sheet or the accompanying notes. The Company adopted ASU 2021-06 in the fourth quarter of 2021 with no material impact on the Company’s consolidated financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. As of December 31, 2021, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company is evaluating the optional election of this ASU for the transition from LIBOR to a new reference rate.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2021 and 2020, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,920	$146	$(88)	$12,978
Freddie Mac	13,039	115	(330)	12,824
Ginnie Mae	23,728	105	(146)	23,687
Other	11,278	47	(61)	11,264
Municipal bonds	36,078	677	(289)	36,466
U.S. Government agencies	41,711	61	(338)	41,434
Corporate bonds	29,997	505	(207)	30,295
	$168,751	$1,656	$(1,459)	$168,948

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,797	$491	$—	$13,288
Freddie Mac	4,116	200	—	4,316
Ginnie Mae	16,513	617	(3)	17,127
Other	10,691	100	(62)	10,729
Municipal bonds	16,483	963	—	17,446
U.S. Government agencies	41,084	88	(537)	40,635
Corporate bonds	24,001	221	(212)	24,010
	$125,685	$2,680	$(814)	$127,551

There were $2.4 million of investments classified as held-to-maturity at both December 31, 2021, and 2020. In January 2020, the Bank purchased three annuity contracts to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. The annuities are reported at amortized cost as investments held-to-maturity on the Company’s consolidated balance sheet. The amortized cost includes increases from interest income.

     The amortized cost and estimated fair value of investments available-for-sale at December 31, 2021, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments, are shown separately.

	December 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$399	$404
Due after one year through five years	8,547	8,592
Due after five years through ten years	27,501	27,784
Due after ten years	71,339	71,415
	107,786	108,195
Mortgage-backed investments	60,965	60,753
	$168,751	$168,948

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $23.1 million and $23.4 million were pledged as collateral for public deposits at December 31, 2021, and 2020, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At both December 31, 2021, and 2020, there were no investments pledged as collateral for FHLB advances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Proceeds	$20,042	$12,082
Gross gains	104	189
Gross losses	(72)	(103)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2021 and 2020.

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,279	$(88)	$—	$—	$6,279	$(88)
Freddie Mac	4,709	(233)	3,214	(97)	7,923	(330)
Ginnie Mae	18,539	(146)	—	—	18,539	(146)
Other	4,815	(61)	—	—	4,815	(61)
Municipal bonds	18,805	(264)	1,059	(25)	19,864	(289)
U.S. Government agencies	10,123	(34)	21,682	(304)	31,805	(338)
Corporate bonds	985	(15)	3,809	(192)	4,794	(207)
	$64,255	$(841)	$29,764	$(618)	$94,019	$(1,459)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$—	$—	$—	$—
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	1,311	(3)	1,311	(3)
Other	—	—	5,942	(62)	5,942	(62)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	1,716	(11)	30,991	(526)	32,707	(537)
Corporate bonds	—	—	5,794	(212)	5,794	(212)
	$1,716	$(11)	$44,038	$(803)	$45,754	$(814)

At December 31, 2021, and 2020, the Company had 51 and 20 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2021, and December 31, 2020, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2021 and 2020, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”) at December 31, 2021, and 2020 are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$185,320	$206,323
Permanent non-owner occupied	199,796	175,637
	385,116	381,960

Multifamily	130,146	136,694

Commercial real estate	419,417	385,265

Construction/land: (1)
One-to-four family residential	34,677	33,396
Multifamily	37,194	51,215
Commercial	6,189	5,783
Land	15,395	1,813
	93,455	92,207

Business	46,590	80,663
Consumer	44,812	40,621
Total loans	1,119,536	1,117,410
Less:
Deferred loan fees, net (2)	418	1,654
ALLL	15,657	15,174
Loans receivable, net	$1,103,461	$1,100,582
____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At that time, the loans will be classified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2021, the Company classified $37.2 million of multifamily loans, $12.9 million of commercial land loans and $6.2 million of commercial real estate loans as construction/land loans to facilitate the review of the composition of its loan portfolio. At December 31, 2020, $51.2 million of multifamily loans, $1.8 million of commercial land loans, and $5.8 million of commercial real estate loans were reclassified to the construction/land category.
(2)Deferred loan fees, net, include $3.3 million of unamortized loan purchase premiums.

At both December 31, 2021, and 2020, there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2021, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 34.4%, commercial real estate and multifamily loans were 37.5% and 11.6%, respectively, and construction/land loans were 8.4% of the total loan portfolio. Consumer and business loans accounted for the remaining 8.1% of the loan portfolio. During the years ended December 31, 2021, and 2020, the Bank participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 sustain operations. Forgiveness payments received from the SBA reduced the balance of PPP loans included in commercial business loans to $10.8 million at December 31, 2021, all of which is fully guaranteed by the SBA. The Bank expects that the majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act. The Company’s five largest borrowing relationships had an aggregate total of $106.6 million at December 31, 2021, representing 9.5% of total loans receivable.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2021, and 2020, was as follows:

December 31, 2021
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$39,712	Due within one year	$284,631
After one year through three years	50,504	After one year through three years	74,706
After three years through five years	92,824	After three years through five years	177,607
After five years through ten years	118,310	After five years through ten years	103,909
Thereafter	177,333	Thereafter	—
	$478,683		$640,853

December 31, 2020
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$30,627	Due within one year	$294,220
After one year through three years	92,301	After one year through three years	82,153
After three years through five years	106,298	After three years through five years	98,296
After five years through ten years	107,788	After five years through ten years	100,495
Thereafter	205,232	Thereafter	—
	$542,246		$575,164

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    As of both December 31, 2021, and 2020, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at December 31, 2021, and 2020 by type and risk category:

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$383,276	$126,149	$351,241	$91,202	$46,590	$44,379	$1,042,837
Pass, grade 5 (watch)	911	3,997	23,019	2,253	—	33	30,213
Special mention	929	—	11,127	—	—	221	12,277
Substandard	—	—	34,030	—	—	179	34,209
Total	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536

	December 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$376,918	$132,243	$316,955	$89,957	$80,208	$40,477	$1,036,758
Pass, grade 5 (watch)	3,914	2,347	52,375	2,250	455	144	61,485
Special mention	601	—	15,935	—	—	—	16,536
Substandard	527	2,104	—	—	—	—	2,631
Total	$381,960	$136,694	$385,265	$92,207	$80,663	$40,621	$1,117,410

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	At or For the Year Ended December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Charge-offs	—	—	—	—	—	—	—
Recoveries	183	—	—	—	—	—	183
(Recapture) provision	(150)	(87)	488	(125)	(130)	304	300
Ending balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657

General reserve	$3,194	$1,279	$6,615	$2,064	$1,112	$1,373	$15,637
Specific reserve	20	—	—	—	—	—	20

Loans:
Total Loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
Loans collectively evaluated for impairment (1) (3)	$383,009	130,146	385,387	93,455	46,590	44,812	1,083,399
Loans individually evaluated for impairment (2)	2,107	—	34,030	—	—	—	36,137
____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.
(3) PPP loans totaling $10.8 million were excluded from the collectively evaluated pool when calculating the ALLL as payment on these loans is guaranteed by the SBA.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Loans. At December 31, 2021, total past due loans comprised 0.02% of total loans as compared to 0.24% at December 31, 2020.

The following tables represent a summary at December 31, 2021, and 2020, of the aging of loans by type:

	Loans Past Due as of December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$185,320	$185,320
Non-owner occupied	—	—	—	—	199,796	199,796
Multifamily	—	—	—	—	130,146	130,146
Commercial real estate	—	—	—	—	419,417	419,417
Construction/land	—	—	—	—	93,455	93,455
Total real estate	—	—	—	—	1,028,134	1,028,134
Business	76	—	—	76	46,514	46,590
Consumer	179	—	—	179	44,633	44,812
Total	$255	$—	$—	$255	$1,119,281	$1,119,536
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2021.

	Loans Past Due as of December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$77	$—	$—	$77	$206,246	$206,323
Non-owner occupied	159	—	—	159	175,478	175,637
Multifamily	—	—	2,104	2,104	134,590	136,694
Commercial real estate	—	—	—	—	385,265	385,265
Construction/land	—	—	—	—	92,207	92,207
Total real estate	236	—	2,104	2,340	993,786	996,126
Business	275	—	—	275	80,388	80,663
Consumer	38	—	—	38	40,583	40,621
Total	$549	$—	$2,104	$2,653	$1,114,757	$1,117,410
________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonaccrual Loans. The following table is a summary of nonaccrual loans at December 31, 2021, and 2020, by type of loan:

	December 31,
	2021	2020
	(In thousands)
Multifamily	$—	$2,104
Total nonaccrual loans	$—	$2,104

During 2021, the $2.1 million nonaccrual loan at December 31, 2020, paid off, resulting in no nonaccrual loans at December 31, 2021. The payoff of this loan included all past due interest, and as a result the Company had no foregone interest on nonaccrual loans for the year ended December 31, 2021, as compared to $82,000 of foregone interest for the year ended December 31, 2020.

The following tables summarize the loan portfolio at December 31, 2021, and 2020, by type and payment activity:

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
Nonperforming	—	—	—	—	—	—	—
Total	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
____________
(1) There were $185.3 million of owner-occupied one-to-four family residential loans and $199.8 million of non-owner occupied one-to-four family residential loans classified as performing.

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

At both December 31, 2021, and 2020, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment at December 31, 2021, and 2020, by the type of loan:

	At December 31, 2021
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$178	$185	$—
Non-owner occupied	915	915	—
Commercial real estate	34,030	34,030	—
Total	35,123	35,130	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	494	541	19
Non-owner occupied	520	520	1
Total	1,014	1,061	20
Total impaired loans:
One-to-four family residential:
Owner occupied	672	726	19
Non-owner occupied	1,435	1,435	1
Commercial real estate	34,030	34,030	—
Total	$36,137	$36,191	$20
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table presents a summary of the average recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2021 and 2020, by the type of loan:

	Year Ended December 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$217	$12	$380	$18
Non-owner occupied	947	62	1,207	69
Multifamily	828	—	2,104	186
Commercial real estate	23,994	1,329	10,568	684
Construction/land	—	—	5,635	—
Total	25,986	1,403	19,894	957

Loans with an allowance:
One-to-four family residential:
Owner occupied	498	31	503	9
Non-owner occupied	756	37	1,206	52
Total	1,254	68	1,709	61

Total impaired loans:
One-to-four family residential:
Owner occupied	715	43	883	27
Non-owner occupied	1,703	99	2,413	121
Multifamily	828	—	2,104	186
Commercial real estate	23,994	1,329	10,568	684
Construction/land	—	—	5,635	—
Total	$27,240	$1,471	$21,603	$1,018

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2021	2020
	(In thousands)
Performing TDRs	$2,107	$3,869
Nonaccrual TDRs	—	—
Total TDRs	$2,107	$3,869

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

    The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2021			2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Principal and interest with interest rate concession	—	$—	$—	—	$—	$—
Advancement of maturity date	3	1,353	1,353	—	—	—
Commercial real estate:
Advancement of maturity date	1	1,241	1,241	1	1,249	1,249
Total	4	$2,594	$2,594	1	$1,249	$1,249

The CARES Act, signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, as amended by the CAA, 2021, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and January 1, 2022. At December 31, 2021, the Company had no loans that were on active short-term deferrals under the CARES Act and related regulatory guidance. Loan modifications made in accordance with the CARES Act are still subject to an impairment evaluation.

At December 31, 2021 and 2020, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no charge-offs to the ALLL for the years ended December 31, 2021 and 2020, related to TDRs. For the years ended December 31, 2021 and 2020, there were no payment defaults on loans modified as TDRs within the previous 12 months.

At both December 31, 2021, and 2020, the Bank had no loans outstanding with executive officers or directors.

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$454	$454
Net proceeds from sale of OREO	(247)	—
Loss on sale of OREO	(207)	—
Balance at end of year	$—	$454

During the year ended December 31, 2021, the two commercial properties comprising the $454,000 balance of OREO at December 31, 2020, were sold, resulting in a loss on sale of $207,000 that was included in OREO related expenses, net, on the Company’s Consolidated Income Statements. Prior to the sale, there were no market value adjustments taken on the properties in OREO.

At December 31, 2021, there were no mortgage loans secured by residential real estate in the process of foreclosure.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2021, and 2020:

	December 31,
	2021	2020
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	21,617	20,213
Leasehold improvements	5,946	5,273
Furniture and fixtures	3,751	3,737
Equipment	2,323	2,110
Computer hardware and software	3,771	3,703
	39,634	37,262
Less accumulated depreciation and amortization	(17,194)	(15,168)
Construction in process	—	485
Total premises and equipment, net	$22,440	$22,579

Depreciation and amortization expense was $2.2 million for the years ended December 31, 2021 and 2020.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$12,978	$—	$12,978	$—
Freddie Mac	12,824	744	12,080	—
Ginnie Mae	23,687	—	23,687	—
Other	11,264	3,023	8,241	—
Municipal bonds	36,466	—	36,466	—
U.S. Government agencies	41,434	—	41,434	—
Corporate bonds	30,295	—	30,295	—
Total available-for-sale investments	$168,948	$3,767	$165,181	$—
Derivative fair value asset	$1,491	$—	$1,491	$—
Total	$170,439	$3,767	$166,672	$—

	December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$13,288	$—	$13,288	$—
Freddie Mac	4,316	—	4,316	—
Ginnie Mae	17,127	—	17,127	—
Other	10,729	—	10,729
Municipal bonds	17,446	—	17,446	—
U.S. Government agencies	40,635	—	40,635	—
Corporate bonds	24,010	—	24,010	—
Total available-for-sale investments	127,551	—	127,551	$—

Liabilities:
Derivative fair value liability	$2,825	$—	$2,825	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2021, and 2020.

	December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$36,118	$—	$—	$36,118
OREO	—	—	—	—
Total	$36,118	$—	$—	$36,118
_______________
(1) Total value of impaired loans is net of $20,000 of specific reserves on performing TDRs.

	December 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$21,392	$—	$—	$21,392
OREO	454	—	—	454
Total	$21,846	$—	$—	$21,846
________________
(1) Total value of impaired loans is net of $8,000 of specific reserves on performing TDRs.

    The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.

	December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans (1)	$36,118	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% (0.00%)
_______________
(1) Total value of impaired loans is net of $20,000 of specific reserves on performing TDRs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans (1)	$21,392	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% (0.00%)
OREO	$454	Market approach	Estimated selling price less selling costs	0.0% (0.00%)
________________
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

    The carrying amounts and estimated fair values of financial instruments at December 31, 2021, and 2020, were as follows:

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,246	$7,246	$7,246	$—	$—
Interest-earning deposits	66,145	66,145	66,145	—	—
Investments available-for-sale	168,948	168,948	3,767	165,181	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,103,461	1,109,887	—	—	1,109,887
FHLB stock	5,465	5,465	—	5,465	—
Accrued interest receivable	5,285	5,285	—	5,285	—
Derivative fair value asset	1,491	1,491	—	1,491	—

Financial Liabilities:
Deposits	863,347	863,347	863,347	—	—
Certificates of deposit, retail	294,127	295,929	—	295,929	—
Advances from the FHLB	95,000	95,003	—	95,003	—
Accrued interest payable	112	112	—	112	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,995	$7,995	$7,995	$—	$—
Interest-earning deposits	72,494	72,494	72,494	—	—
Investments available-for-sale	127,551	127,551	—	127,551	—
Investments held-to-maturity	2,418	2,418	—	2,418	—
Loans receivable, net	1,100,582	1,101,559	—	—	1,101,559
FHLB stock	6,410	6,410	—	6,410	—
Accrued interest receivable	5,508	5,508	—	5,508	—

Financial Liabilities:
Deposits	684,057	684,057	684,057	—	—
Certificates of deposit, retail	409,576	418,118	—	418,118	—
Advances from the FHLB	120,000	120,006	—	120,006	—
Accrued interest payable	211	211	—	211	—
Derivative fair value liability	2,825	2,825	—	2,825	—

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Loans receivable	$4,634	$5,031
Investments	651	477
	$5,285	$5,508

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Noninterest-bearing	$117,751	$91,285
Interest-bearing demand	97,907	108,182
Savings	23,146	19,221
Money market	624,543	465,369
Certificates of deposit, retail (1)	294,127	409,576
	$1,157,474	$1,093,633
_______________
(1) Shown net of $3,000 and $12,000 unamortized purchase accounting adjustment on December 31, 2021, and 2020, respectively.

At December 31, 2021, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2022	$145,337
2023	95,987
2024	42,511
2025	7,527
2026	2,765
$294,127

Deposits included public funds of $60.6 million and $59.2 million at December 31, 2021 and 2020, respectively.
Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2021, and 2020, were $77.4 million and $135.6 million, respectively. Interest expense on certificates of deposit equal to or exceeding $250,000 totaled $1.2 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

Included in total deposits are accounts of $2.2 million and $2.1 million at December 31, 2021, and 2020, respectively, which are controlled by related parties.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Interest-bearing demand	$90	$292
Savings	6	15
Money market	1,601	3,497
Certificates of deposit, retail	5,519	9,474
Certificates of deposit, brokered	—	727
	$7,216	$14,005

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Other Borrowings

The Bank maintained credit facilities with the FHLB at December 31, 2021, and 2020, totaling $648.1 million and $614.4 million, respectively. At December 31, 2021, the credit facility was collateralized by $223.0 million of single-family residential mortgages, $145.4 million of commercial real estate loans, and $54.1 million of multifamily loans under a blanket lien arrangement. At December 31, 2020, the credit facility was collateralized by $255.5 million of single-family residential mortgages, $196.2 million of commercial real estate loans, and $72.1 million of multifamily loans under a blanket lien arrangement. The Bank also had $84.8 million of unused line-of-credit facilities with the FRB and $75.0 million with other financial institutions at December 31, 2021, with interest payable at the then stated rate.

    Summary information related to FHLB advances and other borrowings during the years ended December 31, 2021, and 2020 consisted of the following:

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$120,000	$160,000
Average borrowing outstanding during year	115,466	125,392
Balance outstanding at end of year	95,000	120,000
Average rate paid during the year	1.39%	1.31%
Weighted-average rate paid at end of year	1.26	1.40

At December 31, 2021, all $95.0 million of FHLB advances were due to mature in 2022.

Note 10 - Leases

    The Company follows ASC topic 842, Leases, recognizing ROU assets and lease liabilities on the Company’s consolidated balance sheets. At December 31, 2021, the Company had thirteen operating leases for retail branch locations. The remaining initial lease terms range from 13 months to 9.1 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. Short term leases, having a term of one year or less, are expensed in the period of the lease. To calculate the present value of future lease payments, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2021, the Company was committed to paying $69,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s consolidated income statement includes the amortized lease expense under ASC topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The Company’s consolidated balance sheet includes the ROU and lease liability. The following table includes details on these items at and for the years ended December 31, 2021, and 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
	(in thousands)
Lease expense, year-to-date	$1,061	$936
ROU	3,646	3,647
Lease liability	3,805	3,783

Weighted average remaining term (in years)	6.26	7.23
Weighted average discount rate	1.91%	2.10%

    The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2021 and the discounted lease liability at that date:

December 31, 2021
(in thousands)
Due through one year	$839
Due after one year through two years	723
Due after two years through three years	622
Due after three years through four years	526
Due after four years through five years	332
Due after five years	1,003
Total minimum lease payments	4,045
Less: present value discount	240
Lease liability	$3,805

Note 11 - Derivatives

    The Company uses derivative financial instruments in the form of interest rate swap agreements, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At December 31, 2021, the hedged items have a total notional amount of $95.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have four to eight year terms, with remaining terms ranging from 1.8 years to 7.8 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount of $10.0 million to $15.0 million. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes this amount as part of interest expense on borrowings on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month LIBOR interest received from the counterparty. At December 31, 2021, the $1.5 million net fair value gain of the cash flow hedges was reported with other assets. The tax effected amount of $1.2 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2021 or 2020, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of derivative instruments as of December 31, 2021 and 2020:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Location	Fair Value at December 31, 2021	Fair Value at December 31, 2020
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	Other assets (other liabilities)	$1,491	$(2,825)

The following table presents the net unrealized gains (losses) on derivative instruments, net of tax, included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020:

	Location	2021 Amount of Gain Recognized In OCI, net of tax	2020 Amount of Loss Recognized In OCI, net of tax
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other Comprehensive Income	$3,410	$(2,568)

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

    The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.56% for 2021 and 5.35% for 2020) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2021	2020
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	111.2%	101.7%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2021, or 2020, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Pentegra’s Form 5500 for the plan year ending June 30, 2020, were $253.2 million and $138.3 million for both the plan years ended June 30, 2020 and June 30, 2019, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2020. The Company’s policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total contributions by the Company during the years ended December 31, 2021 and 2020 were:

2021		2020
Date Paid	Amount	Date Paid	Amount
(In thousands)
11/18/2021	$207	12/8/2020	$171
Total	$207	Total	$171

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $175,000 and $235,000 of compensation expense for the years ended December 31, 2021, and 2020, respectively. At December 31, 2021, a $922,000 liability was included in other liabilities on the Company’s consolidated balance sheet in support of the expected current and future benefit payments on these agreements. In addition, in January 2020, the Company purchased three annuity contracts, totaling $2.4 million, to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 60 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $319,000 and $266,000 to the plan for the years ended December 31, 2021, and 2020, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2021, and 2020.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the years ended December 31, follows:

	2021	2020
	(In thousands)
ESOP contribution expense	$1,696	$1,200
Dividends on unallocated ESOP shares used to reduce ESOP contribution	87	124

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares held by the ESOP at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
	(Dollars in thousands, except share data)
Allocated shares	1,608,160	1,495,307
Unallocated shares	84,640	197,493
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$1,369	$2,251

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. Restricted stock awards and stock options that were granted under the 2008 Plan are vested and available for exercise, subject to the 2008 Plan provisions. At December 31, 2021, there were 1,060,922 total shares available for grant under the 2016 Plan, including 230,461 shares available to be granted as restricted stock.

    Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the 2016 Plan for the year ended December 31, 2021, was $708,000. The final compensation expense for the 2008 Plan and the total compensation for the 2016 Plan for the year ended December 31, 2020, was $427,000. The related income tax benefit was $149,000 and $90,000 for the years ended December 31, 2021, and 2020, respectively.

Stock Options

    Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. At December 31, 2021, the 272,000 shares available for exercise were previously granted under the 2008 Plan and are fully vested. Stock options have a contractual period of ten years. Any unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “simplified” method permitted by the U.S. Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint.

    There were no stock options granted in 2021 or 2020.

    A summary of the Company’s stock option plan awards activity for the year ended December 31, 2021 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	313,000	$10.34		$397,890
Exercised	(41,000)	8.41		306,300
Outstanding at December 31, 2021	272,000	10.63	2.13	$1,507,300
Expected to vest assuming a 3% forfeiture rate over the vesting term	272,000	10.63	2.13	1,507,300
Exercisable at December 31, 2021	272,000	10.63	2.13	1,507,300

As of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock Awards

    A summary of changes in nonvested restricted stock awards for the year ended December 31, 2021, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	16,228	13.61
Granted	55,673	14.25
Vested	(27,475)	14.63
Nonvested at December 31, 2021	44,426	13.78

Expected to vest assuming a 3% forfeiture rate over the vesting term	43,093	13.78

As of December 31, 2021, there was $109,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2021, and 2020 were $402,000 and $437,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Current	$2,690	$1,937
Deferred	235	5
Total income tax expense	$2,925	$1,942

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31, 2021, and 2020, on pretax income is as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Income tax expense at statutory rate	$3,187	$2,205
Income tax effect of:
Tax exempt interest, net	(54)	(23)
BOLI income, net	(229)	(200)
Other, net	21	(40)
Total income tax expense	$2,925	$1,942

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
ALLL	$3,288	$3,187
Reserve for unfunded commitments	59	74
Deferred compensation	194	309
Net unrealized loss on derivative cash flow hedge	—	594
Reserve for uncollected interest	—	45
Employee benefit plans	385	424
OREO market value adjustments	—	10
Accrued expenses	114	141
Core deposit intangible	53	42
Expenses to facilitate branch acquisition	20	22
Split dollar life insurance	87	78
Lease liability	799	794
Total deferred tax assets	4,999	5,720
Deferred tax liabilities:
FHLB stock dividends	3	4
Loan origination fees and costs	1,098	1,031
Net unrealized gain on derivative cash flow hedge	312	—
Net unrealized gain on investments available for sale	42	392
Fixed assets	1,818	1,785
Goodwill	54	42
Right of use asset	766	766
Other, net	56	59
Total deferred tax liabilities	$4,149	$4,079
Deferred tax assets, net	$850	$1,641

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

At December 31, 2021 and 2020, the Company had no net operating loss carryforward.

As a result of the bad debt deductions taken in years prior to 1988, retained earnings includes accumulated earnings of approximately $4.5 million, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income taxes may be imposed at the then-prevailing corporate tax rates. The Bank does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore no provision has been made.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2021, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

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

The Company had no unrecognized tax benefits at December 31, 2021 or 2020, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2018.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices, and until August 30, 2018, First Financial Northwest was subject to similar capital regulations. The Company was not subject to regulatory requirements for bank holding companies at December 31, 2021, and 2020, as its assets were less than the $3.0 billion threshold.

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

As of December 31, 2021, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Financial Northwest Bank’s actual capital amounts and ratios at December 31, 2021, and 2020, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021:
Total risk-based capital	$160,840	15.48%	$83,121	8.00%	$103,901	10.00%

Tier 1 risk-based capital	147,816	14.23	62,340	6.00	83,121	8.00

Common equity tier 1 capital (“CET1”)	147,816	14.23	46,755	4.50	67,536	6.50

Tier 1 leverage capital	147,816	10.34	57,191	4.00	71,489	5.00

December 31, 2020:
Total risk-based capital	$152,610	15.57%	$78,406	8.00%	$98,008	10.00%

Tier 1 risk-based capital	140,319	14.32	58,805	6.00	78,406	8.00

Common equity tier 1 capital (“CET1”)	140,319	14.32	44,103	4.50	63,705	6.50

Tier 1 leverage capital	140,319	10.29	54,551	4.00	68,189	5.00

    In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2021, the Bank’s capital conservation buffer was 7.48%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $77.4 million at December 31, 2021, and $100.6 million at December 31, 2020.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, Kent, Kirkland, University Place, Gig Harbor, and Issaquah, all in Washington. For more information on the Company’s lease commitments, see Note 10 - Leases.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2021	2020
	(In thousands)
Assets
Cash and cash equivalents	$74	$82
Interest-bearing deposits	6,887	14,346
Investment in subsidiaries	150,822	141,376
Receivable from subsidiaries	363	689
Deferred tax assets, net	2	2
Other assets	25	28
Total assets	$158,173	$156,523

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$170	$64
Other liabilities	124	157
Total liabilities	294	221
Stockholders’ equity	157,879	156,302
Total liabilities and stockholders’ equity	$158,173	$156,523

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2021	2020
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$15	$56
Total operating income	15	56
Operating expenses:
Other expenses	1,721	1,648
Total operating expenses	1,721	1,648
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,706)	(1,592)
Federal income tax benefit	(376)	(360)
Loss before equity in undistributed loss of subsidiaries	(1,330)	(1,232)
Equity in undistributed earnings of subsidiaries	13,579	9,788
Net income	$12,249	$8,556

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$12,249	$8,556
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(13,579)	(9,788)
Dividends received from subsidiary	6,708	4,888
ESOP, stock options, and restricted stock compensation	25	24
Change in deferred tax liability, net	—	(4)
Change in receivables from subsidiaries	(37)	9
Change in payables to subsidiaries	106	(64)
Change in other assets	3	18
Changes in other liabilities	(33)	(28)
Net cash provided by operating activities	5,442	3,611
Cash flows from investing activities:
ESOP loan repayment	1,492	1,421
Net cash provided in investing activities	1,492	1,421
Cash flows from financing activities:
Proceeds from exercise of stock options	344	—
Proceeds for vested awards	767	358
Net share settlement of stock awards	(38)	(73)
Repurchase and retirement of common stock	(11,384)	(5,706)
Dividends paid	(4,090)	(3,874)
Net cash used by financing activities	(14,401)	(9,295)
Net decrease in cash	(7,467)	(4,263)
Cash and cash equivalents at beginning of year	14,428	18,691
Cash and cash equivalents at end of year	$6,961	$14,428

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands, except share data)
Net income	$12,249	$8,556
Earnings allocated to participating securities	(58)	(14)
Earnings allocated to common shareholders	$12,191	$8,542

Basic weighted-average common shares outstanding	9,340,997	9,734,493
Dilutive effect of stock options	95,584	20,460
Dilutive effect of restricted stock grants	17,914	3,691
Diluted weighted-average common shares outstanding	9,454,495	9,758,644

Basic earnings per share	$1.31	$0.88
Diluted earnings per share	$1.29	$0.88

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the year ended December 31, 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the year ended December 31, 2020, options to purchase additional 203,000 shares of common stock were not included in the computation of diluted EPS as the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gain on sales of investment securities (1)	$32	$86
BOLI income (1)	1,107	982
Wealth management revenue	494	663
Deposit servicing fees	289	277
Deposit card and ATM fees	583	478
Loan servicing fees	1,265	1,517
Loan interest swap servicing fees	—	430
Other	92	9
Total noninterest income	$3,862	$4,442
____________
(1) Not in scope of Topic 606

    For the year ended December 31, 2021, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At December 31, 2021, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19 - Subsequent Events

On February 18, 2022, the Company began repurchasing shares of common stock under the repurchase plan approved by the Company’s Board of Directors on February 11, 2022, authorizing the repurchase of approximately 455,000 shares of the Company’s common stock.

Subsequent to December 31, 2021, the Company repurchased 23,068 shares pursuant to the prior repurchase plan that expired February 15, 2022, at an average price of $17.00 per share. Total shares of common stock repurchased under the plan that expired February 15, 2022, were 459,732 at an average price of $16.83 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2021 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2021, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2021, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of December 31, 2021, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2021 that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

    For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2021, our Audit Committee was composed of Directors Joann E. Lee (Chairman), Cindy L. Runger and Ralph C. Sabin. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Cindy L. Runger and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Joann E. Lee, Cindy L. Runger and Ralph C. Sabin are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.
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

    (d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	272,000	$10.63	—
2016 Equity Incentive Plan (1)	—	—	1,060,922
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	272,000	$10.63	1,060.922
    ___________________
(1) The shares available for grant under the 2016 Equity Incentive Plan include 230,461 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

    The information required by this item under the section captioned "Proposal 3- Ratification of the appointment of Independent Registered Public Accounting Firm in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
4.2	Description of Capital Stock of First Financial Northwest (3)
+10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (4)
+10.2	Form of Change in Control Severance Agreement for Executive Officers (5)
+10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (6)
+10.4	2008 Equity Incentive Plan (7)
+10.5	2016 Equity Incentive Plan (8)
+10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan(9)
+10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (9)
+10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (4)
+10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
+10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
+10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
+10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (12)
+10.13	Offer letter for Randy T. Riffle (13)
+10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (14)
+10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (14)
+10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (15)
+10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (16)
+10.18	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza (17)
14
Code of Business Conduct and Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on the Company’s website at www.ffnwb.com pursuant to Regulation S-K section 229.406(c))

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Date File

______________
(1)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June, 6, 2007 (333-143539)
(2)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated May 15, 2020.
(3)    File as an exhibit to First Financial Northwest’s Annual Report on Form 10-K for December 31, 2020 filed on March 12, 2021.
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
(13)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.
(14)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.
(15)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(16)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(17) Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 21, 2020.
“+” indicates management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 11, 2022	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph C. Sabin	Chairman of the Board and Director	March 11, 2022
Ralph C. Sabin

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 11, 2022
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 11, 2022
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	First Vice President and Controller	March 11, 2022
Christine A. Huestis	(Principal Accounting Officer)

/s/ Diane C. Davis	Director	March 11, 2022
Diane C. Davis

/s/ Joann E. Lee	Director	March 11, 2022
Joann E. Lee

/s/ Roger H. Molvar	Director	March 11, 2022
Roger H. Molvar

/s/ Richard M. Riccobono	Director	March 11, 2022
Richard M. Riccobono

/s/ Cindy L. Runger	Director	March 11, 2022
Cindy L. Runger