Form 10-Q
period 2022-03-31
First Financial Northwest, Inc.
filed 2022-05-12
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 9, 2022, 9,103,727 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	March 31, 2022	December 31, 2021
Assets
	(Unaudited)
Cash on hand and in banks	$7,979	$7,246
Interest-earning deposits with banks	19,633	66,145
Investments available-for-sale, at fair value	180,212	168,948
Investments held-to-maturity, at amortized cost	2,426	2,432
Loans receivable, net of allowance of $15,159, and $15,657	1,121,382	1,103,461
Federal Home Loan Bank ("FHLB") stock, at cost	5,512	5,465
Accrued interest receivable	5,590	5,285
Deferred tax assets, net	1,069	850
Premises and equipment, net	22,254	22,440
Bank owned life insurance ("BOLI"), net	35,552	35,210
Prepaid expenses and other assets	8,451	3,628
Right of use asset (“ROU”), net	3,455	3,646
Goodwill	889	889
Core deposit intangible, net	650	684
Total assets	$1,415,054	$1,426,329

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$130,596	$117,751
Interest-bearing deposits	1,009,505	1,039,723
Total deposits	1,140,101	1,157,474
FHLB advances	95,000	95,000
Advance payments from borrowers for taxes and insurance	5,299	2,909
Lease liability, net	3,617	3,805
Accrued interest payable	112	112
Other liabilities	13,168	9,150
Total liabilities	1,257,297	1,268,450

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,107,977 shares at March 31, 2022, and 9,125,759 shares at December 31, 2021	91	91
Additional paid-in capital	71,780	72,298
Retained earnings	88,339	86,162
Accumulated other comprehensive (loss) income, net of tax	(1,889)	174
Unearned Employee Stock Ownership Plan ("ESOP") shares	(564)	(846)
Total stockholders' equity	157,757	157,879
Total liabilities and stockholders' equity	$1,415,054	$1,426,329
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans, including fees	$12,001	$12,624
Investment securities	831	748
Interest-earning deposits with banks	19	12
Dividends on FHLB stock	74	79
Total interest income	12,925	13,463
Interest expense
Deposits	1,257	2,299
FHLB advances and other borrowings	300	418
Total interest expense	1,557	2,717
Net interest income	11,368	10,746
(Recapture of provision) provision for loan losses	(500)	300
Net interest income after (recapture of provision) provision for loan losses	11,868	10,446
Noninterest income
BOLI income	288	269
Wealth management revenue, net	82	160
Deposit related fees	215	200
Loan related fees	199	132
Other	5	3
Total noninterest income	789	764
Noninterest expense
Salaries and employee benefits	5,261	4,945
Occupancy and equipment	1,228	1,100
Professional fees	452	532
Data processing	677	697
Regulatory assessments	101	121
Insurance and bond premiums	129	124
Marketing	37	29
Other general and administrative	741	581
Total noninterest expense	8,626	8,129
Income before federal income tax provision	4,031	3,081
Federal income tax provision	771	584
Net income	$3,260	$2,497
Basic earnings per common share	$0.36	$0.26
Diluted earnings per common share	$0.36	$0.26
Basic weighted average number of common shares outstanding	8,987,482	9,490,058
Diluted weighted average number of common shares outstanding	9,117,432	9,566,671

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$3,260	$2,497
Other comprehensive (loss) income, before tax:
Unrealized holding losses on investments available-for-sale	(7,082)	(1,952)
Tax effect	1,487	410
Gains on cash flow hedges	4,471	3,728
Tax effect	(939)	(783)
Other comprehensive (loss) income, net of tax	(2,063)	1,403
Total comprehensive income	$1,197	$3,900

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302
Net income	—	—	—	2,497	—	—	2,497
Other comprehensive income, net of tax	—	—	—	—	1,403	—	1,403
Exercise of stock options	2,000	—	21	—	—	—	21
Issuance of common stock - restricted stock awards, net	45,593	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	96	—	—	—	96
Allocation of 28,213 ESOP shares	—	—	89	—	—	282	371
Repurchase and retirement of common stock	(89,019)	(1)	(1,163)	—	—	—	(1,164)
Canceled common stock - restricted stock awards	(2,839)	—	(39)	—	—	—	(39)
Cash dividend declared and paid ($0.11 per share)	—	—	—	(1,045)	—	—	(1,045)
Balances at March 31, 2021	9,692,610	$97	$81,099	$79,455	$(515)	$(1,693)	$158,443

	Three Months Ended March 31, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	3,260	—	—	3,260
Other comprehensive loss, net of tax	—	—	—	—	(2,063)	—	(2,063)
Exercise of stock options	2,000	—	21	—	—	—	21
Issuance of common stock - restricted stock awards, net	34,210	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	188	—	—	—	188
Allocation of 28,213 ESOP shares	—	—	193	—	—	282	475
Repurchase and retirement of common stock	(40,784)	—	(694)	—	—	—	(694)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,083)	—	—	(1,083)
Balances at March 31, 2022	9,107,977	$91	$71,780	$88,339	$(1,889)	$(564)	$157,757

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,260	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(500)	300
Net amortization of premiums and discounts on investments	258	257
Depreciation of premises and equipment	555	531
Deferred federal income taxes	329	105
Allocation of ESOP shares	475	371
Stock compensation expense	188	96
BOLI income	(288)	(269)
Annuity income	(1)	(13)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(318)	(817)
Decrease in ROU	191	190
Increase in advance payments from borrowers for taxes and insurance	2,390	2,315
Increase in accrued interest receivable	(305)	(194)
Decrease in lease liability	(188)	(179)
Decrease in accrued interest payable	—	(14)
Increase in other liabilities	4,025	596
Net cash provided by operating activities	10,071	5,772
Cash flows from investing activities:
Proceeds from sales of OREO properties	—	—
Proceeds from calls and maturities of investments available-for-sale	2,382	2,000
Principal repayments on investments available-for-sale	4,868	4,722
Purchases of investments available-for-sale	(25,854)	(49,422)
Purchase of investments held-to-maturity	—	—
Net (increase) decrease in loans receivable	(17,421)	1,450
Purchase of FHLB stock	(47)	(55)
Purchase of premises and equipment	(369)	(464)
Purchase of BOLI	(54)	(54)
Net cash used by investing activities	(36,495)	(41,823)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Net (decrease) increase in deposits	$(17,373)	$40,022
Proceeds from stock options exercises	21	21
Net share settlement of stock awards	(226)	(38)
Repurchase and retirement of common stock	(694)	(1,164)
Dividends paid	(1,083)	(1,045)
Net cash (used by) provided by financing activities	(19,355)	37,796

Net (decrease) increase in cash and cash equivalents	(45,779)	1,745
Cash and cash equivalents at beginning of period	73,391	80,489
Cash and cash equivalents at end of period	$27,612	$82,234

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$1,557	$2,731

Noncash items:
Change in unrealized loss on investments available-for-sale	$(7,082)	$(1,952)
Change in unrealized gain on cash flow hedge	4,471	3,728
Initial recognition of ROU	—	519
Initial recognition of lease liability	—	519

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

At March 31, 2022, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC (“2021 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

    Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to the ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company is in the process of compiling historical and industry data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2023, and as a result, the ALLL may increase. Until the evaluation is complete, however, the magnitude of the increase will not be known.

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. As of December 31, 2021, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company is evaluating the optional election of this ASU for the transition from LIBOR to a new reference rate.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$13,409	$21	$(755)	$12,675
Freddie Mac	13,953	31	(903)	13,081
Ginnie Mae	21,454	1	(726)	20,729
Other	11,583	4	(191)	11,396
Municipal bonds	35,979	84	(3,020)	33,043
U.S. Government agencies	59,721	10	(776)	58,955
Corporate bonds	30,997	85	(749)	30,333
Total	$187,096	$236	$(7,120)	$180,212

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,920	$146	$(88)	$12,978
Freddie Mac	13,039	115	(330)	12,824
Ginnie Mae	23,728	105	(146)	23,687
Other	11,278	47	(61)	11,264
Municipal bonds	36,078	677	(289)	36,466
U.S. Government agencies	41,711	61	(338)	41,434
Corporate bonds	29,997	505	(207)	30,295
Total	$168,751	$1,656	$(1,459)	$168,948
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2022 and December 31, 2021.

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$9,082	$(755)	$—	$—	$9,082	$(755)
Freddie Mac	3,951	(75)	7,359	(828)	11,310	(903)
Ginnie Mae	14,999	(607)	5,618	(119)	20,617	(726)
Other	6,130	(191)	—	—	6,130	(191)
Municipal bonds	18,830	(1,896)	9,424	(1,124)	28,254	(3,020)
U.S. Government agencies	33,165	(431)	19,737	(345)	52,902	(776)
Corporate bonds	17,441	(558)	3,809	(191)	21,250	(749)
Total	$103,598	$(4,513)	$45,947	$(2,607)	$149,545	$(7,120)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,279	$(88)	$—	$—	$6,279	$(88)
Freddie Mac	4,709	(233)	3,214	(97)	7,923	(330)
Ginnie Mae	18,539	(146)	—	—	18,539	(146)
Other	4,815	(61)	—	—	4,815	(61)
Municipal bonds	18,805	(264)	1,059	(25)	19,864	(289)
U.S. Government agencies	10,123	(34)	21,682	(304)	31,805	(338)
Corporate bonds	985	(15)	3,809	(192)	4,794	(207)
Total	$64,255	$(841)	$29,764	$(618)	$94,019	$(1,459)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 88 securities and 51 securities in an unrealized loss position, respectively, with 25 and 14 of these securities in an unrealized loss position for 12 months or more, at both March 31, 2022, and December 31, 2021, respectively. Management does not believe that any individual unrealized loss as of March 31, 2022, or December 31, 2021, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

municipal or corporate bonds at March 31, 2022, and December 31, 2021, and determined that an OTTI charge was not warranted.

    The amortized cost and estimated fair value of investments available-for-sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$399	$401
Due after one year through five years	28,387	28,240
Due after five years through ten years	27,231	26,420
Due after ten years	70,680	67,270
	126,697	122,331
Mortgage-backed investments	60,399	57,881
Total	$187,096	$180,212

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $22.7 million and $23.1 million were pledged as collateral for public deposits at March 31, 2022, and December 31, 2021, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended March 31, 2022, there was a $30,000 call on one investment security with no gain or loss generated and no sales of investment securities. For the three months ended March 31, 2021, there was a $2.0 million call on one investment security with no gain or loss generated and no sales of investment securities.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At March 31, 2022, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$197,447	$185,320
Permanent non-owner occupied	214,784	199,796
	412,231	385,116

Multifamily	152,855	130,146

Commercial real estate	416,988	419,417

Construction/land:
One-to-four family residential	35,953	34,677
Multifamily	17,196	37,194
Commercial	6,189	6,189
Land	15,359	15,395
	74,697	93,455

Business	30,546	46,590
Consumer	49,431	44,812
Total loans	1,136,748	1,119,536

Less:
Deferred loan fees, net	207	418
ALLL	15,159	15,657
Loans receivable, net	$1,121,382	$1,103,461

    At March 31, 2022, loans totaling $518.9 million were pledged to secure borrowings from the FHLB compared to $561.4 million at December 31, 2021. In addition, loans totaling $120.8 million and $120.0 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at March 31, 2022 and December 31, 2021, respectively.

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

    As of March 31, 2022, and December 31, 2021, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2022, and December 31, 2021 by type and risk category:

	March 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$409,798	$148,877	$349,724	$72,444	$30,546	$49,005	$1,060,394
Pass, grade 5 (watch)	1,696	2,318	16,094	2,253	—	31	22,392
Special mention	737	—	10,997	—	—	216	11,950
Substandard	—	1,660	40,173	—	—	179	42,012
Total loans	$412,231	$152,855	$416,988	$74,697	$30,546	$49,431	$1,136,748

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$383,276	$126,149	$351,241	$91,202	$46,590	$44,379	$1,042,837
Pass, grade 5 (watch)	911	3,997	23,019	2,253	—	33	30,213
Special mention	929	—	11,127	—	—	221	12,277
Substandard	—	—	34,030	—	—	179	34,209
Total loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Bank will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific allowance in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional allowances for loan losses.

At March 31, 2022, total loans receivable included $5.2 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657
Recoveries	2	—	—	—	—	—	2
Provision (recapture)	259	176	(300)	(422)	(331)	118	(500)
Ending balance	$3,475	$1,455	$6,315	$1,642	$781	$1,491	$15,159

ALLL by category:
General allowance	$3,457	$1,455	$6,315	$1,642	$781	$1,491	$15,141
Specific allowance	18	—	—	—	—	—	18

Loans:
Total loans	$412,231	$152,855	$416,988	$74,697	$30,546	$49,431	$1,136,748
Loans collectively evaluated for impairment	410,136	151,195	376,815	74,697	30,546	49,431	1,092,820
Loans individually evaluated for impairment	2,095	1,660	40,173	—	—	—	43,928

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Recoveries	28	—	—	—	—	—	28
(Recapture) provision	(158)	(34)	765	4	(216)	(61)	300
Ending balance	$3,051	$1,332	$6,892	$2,193	$1,026	$1,008	$15,502

ALLL by category:
General allowance	$3,046	$1,332	$6,892	$2,193	$1,026	$1,008	$15,497
Specific allowance	5	—	—	—	—	—	5

Loans:
Total loans	$379,246	$140,068	$385,470	$94,545	$78,294	$38,768	$1,116,391
Loans collectively evaluated for impairment	376,722	138,032	368,911	94,545	78,294	38,768	1,095,272
Loans individually evaluated for impairment	2,524	2,036	16,559	—	—	—	21,119

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2022, total past due loans were $208,000, representing 0.02% of total loans receivable, and at December 31, 2021, were $255,000, representing 0.02% of total loans receivable. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$197,447	$197,447
Non-owner occupied	29	—	—	29	214,755	214,784
Multifamily	—	—	—	—	152,855	152,855
Commercial real estate	—	—	—	—	416,988	416,988
Construction/land	—		—	—	74,697	74,697
Total real estate	29	—	—	29	1,056,742	1,056,771
Business	—	—	—	—	30,546	30,546
Consumer	—	—	179	179	49,252	49,431
Total loans	$29	$—	$179	$208	$1,136,540	$1,136,748
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$185,320	$185,320
Non-owner occupied	—	—	—	—	199,796	199,796
Multifamily	—	—	—	—	130,146	130,146
Commercial real estate	—	—	—	—	419,417	419,417
Construction/land	—	—	—	—	93,455	93,455
Total real estate	—	—	—	—	1,028,134	1,028,134
Business	76	—	—	76	46,514	46,590
Consumer	179	—	—	179	44,633	44,812
Total loans	$255	$—	$—	$255	$1,119,281	$1,119,536
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2021.

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Consumer	179	—
Total nonaccrual loans	$179	$—

Nonaccrual loans at March 31, 2022, consisted of one secured consumer loan. The Bank has initiated repossession of the collateralized vehicle and does not expect to incur a loss on the loan.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$412,231	$152,855	$416,988	$74,697	$30,546	$49,252	$1,136,569
Nonperforming	—	—	—	—	—	179	179
Total loans	$412,231	$152,855	$416,988	$74,697	$30,546	$49,431	$1,136,748
_____________

(1) There were $197.4 million of owner-occupied one-to-four family residential loans and $214.8 million of non-owner occupied one-to-four family residential loans classified as performing.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
Nonperforming	—	—	—	—	—	—	—
Total loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
_____________

(1) There were $185.3 million of owner-occupied one-to-four family residential loans and $199.8 million of non-owner occupied one-to-four family residential loans classified as performing.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At March 31, 2022, and December 31, 2021, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2022
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$177	$183	$—
Non-owner occupied	908	908	—
Multifamily	1,660	1,660	—
Commercial real estate	40,173	40,173	—
Total	42,918	42,924	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	492	539	18
Non-owner occupied	518	518	—
Total	1,010	1,057	18

Total impaired loans:
One-to-four family residential:
Owner occupied	669	722	18
Non-owner occupied	1,426	1,426	—
Multifamily	1,660	1,660	—
Commercial real estate	40,173	40,173	—
Total	$43,928	$43,981	$18
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$178	$3	$273	$5
Non-owner occupied	912	15	984	16
Multifamily	830	17	2,070	46
Commercial real estate	37,102	410	16,614	161
Total	39,022	445	19,941	228

Loans with an allowance:
One-to-four family residential:
Owner occupied	493	7	501	8
Non-owner occupied	519	9	819	13
Total	1,012	16	1,320	21

Total impaired loans:
One-to-four family residential:
Owner occupied	671	10	774	13
Non-owner occupied	1,431	24	1,803	29
Multifamily	830	17	2,070	46
Commercial real estate	37,102	410	16,614	161
Total	$40,034	$461	$21,261	$249

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as TDR. At both March 31, 2022, and December 31, 2021, TDRs totaled $2.1 million. At March 31, 2022, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified as a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2022 and 2021.

There were no TDR modifications during the three months ended March 31, 2022. The following table presents TDR modifications during the three months ended March 31, 2021, and the recorded investment prior to and after the modification.

	Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate:
Advancement of maturity date	1	$1,241	$1,241
Total	1	$1,241	$1,241

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2022, and March 31, 2021, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$—	$454
Market value adjustments	—	—
Balance at end of period	$—	$454

For the three months ended March 31, 2022, there were no remaining OREO properties, as the commercial real estate properties held in OREO at March 31, 2021, were sold in August 2021. At March 31, 2022, there were no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$12,675	$—	$12,675	$—
Freddie Mac	13,081	742	12,339	—
Ginnie Mae	20,729	—	20,729	—
Other	11,396	3,792	7,604	—
Municipal bonds	33,043	—	33,043	—
U.S. Government agencies	58,955	19,801	39,154	—
Corporate bonds	30,333	—	30,333	—
Total available-for-sale investments	180,212	24,335	155,877	—
Derivative fair value asset	5,961	—	5,961	—
Total	$186,173	$24,335	$161,838	$—

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$12,978	$—	$12,978	$—
Freddie Mac	12,824	744	12,080	—
Ginnie Mae	23,687	—	23,687	—
Other	11,264	3,023	8,241	—
Municipal bonds	36,466	—	36,466	—
U.S. Government agencies	41,434	—	41,434	—
Corporate bonds	30,295	—	30,295	—
Total available-for-sale investments	168,948	3,767	165,181	—
Derivative fair value asset	1,491	—	1,491	—
Total	$170,439	$3,767	$166,672	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2022, and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$43,910	$—	$—	$43,910
Total	$43,910	$—	$—	$43,910
_____________
(1) Total fair value of impaired loans is net of $18,000 of specific allowances on performing TDRs.

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$36,118	$—	$—	$36,118
Total	$36,118	$—	$—	$36,118
_____________
(1) Total fair value of impaired loans is net of $20,000 of specific allowances on performing TDRs.

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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$43,910	Market approach	Appraised value discounted by market or borrower conditions	0.0% -10.7% (2.9%)

OREO	$—	Market approach	Appraised value less selling costs	0.0% (0.0%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$36,118	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$—	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,979	$7,979	$7,979	$—	$—
Interest-earning deposits with banks	19,633	19,633	19,633	—	—
Investments available-for-sale	180,212	180,212	24,335	155,877	—
Investments held-to-maturity	2,426	2,426	—	2,426	—
Loans receivable, net	1,121,382	1,116,071	—	—	1,116,071
FHLB stock	5,512	5,512	—	5,512	—
Accrued interest receivable	5,590	5,590	—	5,590	—
Derivative fair value asset	5,961	5,961	—	5,961	—

Financial Liabilities:
Deposits	862,911	862,911	862,911	—	—
Certificates of deposit, retail	277,190	274,351	—	274,351	—
Advances from the FHLB	95,000	94,997	—	94,997	—
Accrued interest payable	112	112	—	112	—

	December 31, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,246	$7,246	$7,246	$—	$—
Interest-earning deposits with banks	66,145	66,145	66,145	—	—
Investments available-for-sale	168,948	168,948	3,767	165,181	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,103,461	1,109,887	—	—	1,109,887
FHLB stock	5,465	5,465	—	5,465	—
Accrued interest receivable	5,285	5,285	—	5,285	—
Derivative fair value asset	1,491	1,491	—	1,491	—

Financial Liabilities:
Deposits	863,347	863,347	863,347	—	—
Certificates of deposit, retail	294,127	295,929	—	295,929	—
Advances from the FHLB	95,000	95,003	—	95,003	—
Accrued interest payable	112	112	—	112	—

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At March 31, 2022, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 0.8 years to 8.8 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2022, the Company was committed to paying $70,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the three months ended March 31, 2022, and 2021.

	At or for the three months ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Lease expense, quarter-to-date	$268	$256
ROU	3,455	3,976
Lease liability	3,617	4,123

Weighted average remaining term, years	6.4 years	6.8 years
Weighted average discount rate	1.90%	1.97%

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2022 and the discounted lease liability at that date:

March 31, 2022
(in thousands)
Due through one year	$830
Due after one year through two years	693
Due after two years through three years	598
Due after three years through four years	489
Due after four years through five years	302
Due after five years	931
Total minimum lease payments	3,843
Less: present value discount	226
Lease liability	$3,617

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At March 31, 2022, the cash flow hedges have a total notional amount of $95.0 million and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. These hedging instruments have four to eight year terms, with remaining terms ranging from 1.6 years to 7.5 years, a weighted average remaining term of 56 months, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At March 31, 2022, a $6.0 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $4.7 million was included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the quarters ended March 31, 2022 or 2021, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of March 31, 2022 and December 31, 2021:

	Balance Sheet Location	Fair Value at March 31, 2022	Fair Value at December 31, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets/(Other Liabilities)	$5,961	$1,491

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended March 31, 2022	Amount Recognized in OCI for the three months ended March 31, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$3,532	$2,945

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At March 31, 2022, there were 992,502 total shares available for grant under the 2016 Plan, including 196,251 shares available to be granted as restricted stock.

For the three months ended March 31, 2022 and 2021, total compensation expense for the 2016 Plan was $188,000 and $96,000, respectively, and the related income tax benefit was $39,000 and $20,000, respectively. The final compensation expense for the 2008 plan was recognized in 2020.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank. At March 31, 2022, there were 270,000 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At March 31, 2022, there were no stock options issued from the 2016 Plan.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2022, follows:

	For the Three Months Ended March 31, 2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	272,000	$10.63		$1,507,300	$3.82
Exercised	(2,000)	10.77		12,000	4.16
Outstanding at March 31, 2022	270,000	10.63	1.88	1,750,300	3.82
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	270,000	10.63	1.88	1,750,300	3.82
Exercisable at March 31, 2022	270,000	10.63	1.88	1,750,300	3.82

As of March 31, 2022, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the three months ended March 31, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2022, follows:

	For the Three Months Ended March 31, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	44,426	$13.78
Granted	34,210	16.93
Vested	(45,366)	13.85
Nonvested at March 31, 2022	33,270	16.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	32,272	16.93

As of March 31, 2022, there was $501,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eleven month vesting period.

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2022 and 2021.

	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(5,595)	3,532	(2,063)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(5,595)	3,532	(2,063)
Balance March 31, 2022	$(6,599)	$4,710	$(1,889)

Balance December 31, 2020	$314	$(2,232)	$(1,918)
Other comprehensive (loss) income before reclassifications	(1,542)	2,945	1,403
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive (loss) income	(1,542)	2,945	1,403
Balance March 31, 2021	$(1,228)	$713	$(515)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except share data)
Net income	$3,260	$2,497
Less: Earnings allocated to participating securities	(12)	(11)
Earnings allocated to common shareholders	$3,248	$2,486

Basic weighted average common shares outstanding	8,987,482	9,490,058
Dilutive stock options	100,246	67,068
Dilutive restricted stock grants	29,704	9,545
Diluted weighted average common shares outstanding	9,117,432	9,566,671

Basic earnings per share	$0.36	$0.26
Diluted earnings per share	$0.36	$0.26

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2022, and 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
BOLI income (1)	$288	$269
Wealth management revenue	82	160
Deposit related fees	73	66
Debit card and ATM fees	142	134
Loan related fees	199	132
Other	5	3
Total noninterest income	$789	$764
_______________
(1) Not within scope of Topic 606

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    For the three months ended March 31, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At March 31, 2022, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our allowance for loan and lease losses;
•changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the transition away from LIBOR toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our allowance for loan and lease losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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

•legislative or regulatory changes that adversely affect our business as a result of COVID-19;
•the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks detailed in our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (which may include brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer classic car loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 43 other states and the District of Columbia, with the largest concentrations at March 31, 2022, in California, Oregon, Texas, Florida and Alabama of $35.8 million, $15.3 million, $11.2 million, $10.1 million and $8.1 million, respectively.

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

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is currently slightly asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. The Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits and the repricing of retail certificates of deposit at much lower market rates. During the quarter ended March 31, 2022, loan yields decreased compared to the same quarter last year, primarily due to the decrease in recognition of unamortized deferred fee income on Paycheck Protection Program (“PPP”) loans forgiven and repaid by the SBA.

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

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of BOLI, and revenue earned on our wealth management services. This income is increased or partially offset by any net gain or loss on sales of investment securities.

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

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of March 31, 2022, all Bank branches are open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Critical Accounting Policies

    Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the 2021 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2021 Form 10-K.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets were $1.42 billion at March 31, 2022, a decrease of 0.8%, from $1.43 billion at December 31, 2021. The following table details the $11.3 million net change in the composition of our assets at March 31, 2022 from December 31, 2021.

	Balance at March 31, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,979	$7,246	$733	10.1%
Interest-earning deposits	19,633	66,145	(46,512)	(70.3)
Investments available-for-sale, at fair value	180,212	168,948	11,264	6.7
Investments held-to-maturity, at amortized cost	2,426	2,432	(6)	(0.2)
Loans receivable, net	1,121,382	1,103,461	17,921	1.6
FHLB stock, at cost	5,512	5,465	47	0.9
Accrued interest receivable	5,590	5,285	305	5.8
Deferred tax assets, net	1,069	850	219	25.8
Premises and equipment, net	22,254	22,440	(186)	(0.8)
BOLI, net	35,552	35,210	342	1.0
Prepaid expenses and other assets	8,451	3,628	4,823	132.9
ROU, net	3,455	3,646	(191)	(5.2)
Goodwill	889	889	—	—
Core deposit intangible, net	650	684	(34)	(5.0)
Total assets	$1,415,054	$1,426,329	$(11,275)	(0.8)%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), decreased by $46.5 million during the three months ended March 31, 2022. Growth in both loans receivable and investments available-for-sale was achieved by investing idle cash into these higher yielding assets.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $11.3 million during the three months ended March 31, 2022. During this period, the Bank purchased available-for-sale investment securities that included $20.0 million of fixed rate U.S. Treasury bonds. In addition, the Bank purchased $4.0 million of fixed rate mortgage backed securities and $2.0 million in variable rate bonds. These purchases have an expected weighted average yield of 2.20%. During the three months ended March 31, 2022, $30,000 of investments were called or paid-off early and one $2.4 million investment matured.

The effective duration of the investments available-for-sale at March 31, 2022, was 3.65% as compared to 3.54% at December 31, 2021. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $17.9 million during the three months ended March 31, 2022, primarily due to growth in one-to-four family residential loans, multifamily loans, and consumer loans of $27.1 million, $22.7 million, and $4.6 million, respectively. Partially offsetting these increases, business loans decreased $16.0 million due to a $5.7 million decrease in PPP loans, an $8.9 million reduction in other business loans, and a $1.4 million decrease in aircraft loans. In addition, construction/land loans decreased $18.8 million, of which $20.7 million converted to permanent multi-family loans, and commercial real estate loans decreased $2.4 million.

At March 31, 2022 and December 31, 2021, the Bank’s construction/land loans totaled 51.9% and 59.7% of total capital plus surplus, respectively, and total non-owner occupied commercial real estate was 379.6% and 384.0% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction/land loans, should not exceed 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at March 31, 2022 and December 31, 2021. Total commercial real estate loans and construction/land loans are net of $5,000 and $39.0 million of LIP, respectively, at March 31, 2022, as compared to $89,000 and $43.3 million LIP, respectively, at December 31, 2021.

	March 31, 2022		December 31, 2021
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$152,855	100.0%	$130,146	100.0%

Non-residential:
Retail	142,725	34.2%	138,463	33.0%
Office	87,394	21.0	90,727	21.6
Hotel / motel	58,406	14.0	64,854	15.5
Storage	34,442	8.3	32,990	7.9
Mobile home park	20,409	4.9	20,636	4.9
Warehouse	21,103	5.0	17,724	4.2
Nursing home	12,622	3.0	12,713	3.0
Other non-residential	39,887	9.6	41,310	9.9
Total non-residential	416,988	100.0%	419,417	100.0%

Construction/land:
One-to-four family residential	35,953	48.1%	34,677	37.1%
Multifamily	17,196	23.0	37,194	39.8
Commercial	6,189	8.3	6,189	6.6
Land	15,359	20.6	15,395	16.5
Total construction/land	74,697	100.0%	93,455	100.0%
Total multifamily residential, non-residential and construction/land loans	$644,540		$643,018

Included in total construction/land loans at March 31, 2022, are $17.2 million of multifamily loans and $6.2 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2021, construction/land loans included $37.2 million of multifamily loans and $6.2 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the three months ended March 31, 2022, the Bank purchased $9.5 million of loans and loan participations to borrowers located in Washington and other states, including $3.7 million of commercial real estate loans and $5.8 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At March 31, 2022, total loans secured by collateral located in California represented 3.1% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 9.7% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At March 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$316,638	$84,630	$254,176	$70,961	$18,418	$10,145	$754,968
Pierce County	37,655	13,239	28,159	—	293	576	79,922
Snohomish County	31,936	8,454	14,740	849	6,205	1,325	63,509
Kitsap County	4,718	5	740	2,253	209	—	7,925
Other Washington Counties	16,014	31,324	35,879	634	417	563	84,831
California	—	9,639	18,209	—	187	7,752	35,787
Outside Washington and California (1)	5,270	5,564	65,085	—	4,817	29,070	109,806
Total loans	$412,231	$152,855	$416,988	$74,697	$30,546	$49,431	$1,136,748
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $15.3 million, $11.2 million, $10.1 million and $8.1 million, respectively, and loans in 38 other states and the District of Columbia.

The ALLL decreased to $15.2 million at March 31, 2022, from $15.7 million at December 31, 2021, and represented 1.33% and 1.40% of total loans receivable at March 31, 2022, and December 31, 2021, respectively. The ALLL consists of two components, the general allowance and the specific allowance. The ALLL general allowance decreased as a partial result of $8.1 million of loans downgraded to substandard, where the individual analysis on these loans indicated no additional specific reserve was needed and these loans were omitted from the general allowance calculations used to calculate the ALLL and provision for loan losses. The downgrades included a $6.4 million participation interest in commercial loans secured by medical rehabilitation facilities that were impacted unfavorably by the limitations on elective medical procedures during the COVID-19 pandemic. In addition, a $1.7 million multifamily property loan was downgraded to substandard subsequent to an overall financial analysis on one of our borrowing relationships with multiple other loans that were previously downgraded to substandard. Further, balances of lower risk one-to-four family loans and multifamily residential loans increased and balances of higher risk construction/land loans and business loans decreased, thereby reducing the related general allowance. Partially offsetting these decreases in the general allowance, a $6.3 million participation interest in a loan secured by a nursing home facility was downgraded to special mention due to continued reduced occupancy as a result of the COVID-19 pandemic. The $5.2 million balance of PPP loans was omitted from the ALLL calculation at March 31, 2022, as these loans are fully guaranteed by the SBA. Management expects that the majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

At March 31, 2022, total specific allowances decreased by $2,000 since December 31, 2021 as a result of amortization of the concession previously granted on an existing TDR. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2022, and 2021 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2022, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss allowances or the charge-off of specific loans against established loss allowances based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2021 Form 10-K.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	March 31, 2022	December 31, 2021	Three Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,095	$2,107	$(12)
Total TDRs	$2,095	$2,107	$(12)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $12,000 at March 31, 2022, compared to December 31, 2021 as a result of principal repayments. At March 31, 2022, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at March 31, 2022, totaled $907,000 and was secured by non-owner occupied one-to-four family properties located in Pierce County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2022, total past due loans were $208,000, representing 0.02% of total loans receivable, and at December 31, 2021, were 255,000, representing 0.02% of total loans receivable.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. At March 31, 2022, the Bank had a $179,000 classic car loan on nonaccrual status. There were no nonaccrual loans at December 31, 2021. The Bank has initiated repossession of the collateralized vehicle on this loan and does not expect to incur a loss.

We continue to focus our efforts on working with borrowers to bring their past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by continued low balance of nonperforming assets.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At March 31, 2022, and December 31, 2021, the Bank had no OREO properties and no real estate secured loans in the foreclosure process.

    Intangible assets. The balance of goodwill was $889,000 at both March 31, 2022 and December 31, 2021. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $650,000 at March 31, 2022 and $684,000 at December 31, 2021. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. The CDI amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. During the first three months of 2022, deposits decreased $17.4 million to $1.14 billion at March 31, 2022, compared to $1.16 billion at December 31, 2021. Deposit accounts consisted of the following:

	Balance at March 31, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$130,596	$117,751	$12,845	10.9%
Interest-bearing demand	99,794	97,907	1,887	1.9
Savings	23,441	23,146	295	1.3
Money market	609,080	624,543	(15,463)	(2.5)
Certificates of deposit, retail	277,190	294,127	(16,937)	(5.8)
	$1,140,101	$1,157,474	$(17,373)	(1.5)

Decreases in money market accounts and retail certificates of deposit of $15.5 million and $16.9 million, respectively, were partially offset by increases in noninterest-bearing demand accounts and interest-bearing demand accounts of $12.8 million and $1.9 million, respectively. The Bank continued its strategy to shift the deposit composition to lower cost transaction accounts.

At March 31, 2022 and December 31, 2021, we held $58.5 million and $60.6 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $95.0 million at both March 31, 2022, and December 31, 2021. At March 31, 2022, the Bank’s advances included $35.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At March 31, 2022, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

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

The following table presents details of the Bank’s interest rate swap agreements as of March 31, 2022. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

Notional amount	Start Date	Maturity Date	Fixed rate paid to counterparty	Index rate received from counterparty	Repricing Frequency
(Dollars in thousands)
$15,000	9/27/2019	9/27/2024	1.440%	1-month LIBOR	monthly
10,000	11/20/2019	11/20/2023	1.585	3-month LIBOR	quarterly
15,000	3/2/2020	3/2/2026	0.911	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2027	0.937	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2028	0.984	1-month LIBOR	monthly
15,000	10/25/2021	10/25/2028	0.793	3-month LIBOR	quarterly
10,000	10/25/2021	10/25/2029	0.800	3-month LIBOR	quarterly

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2022 and December 31, 2021, we recognized fair value assets of $6.0 million and $1.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed our adherence to the International Swaps and Derivatives Association (“ISDA”) 2020 LIBOR Fallbacks Protocol (“Protocol”) to prepare for the cessation of LIBOR by June 30, 2023. The Protocol provides a mechanism for parties to bilaterally amend their existing derivative transaction to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR.

    Stockholders’ Equity. Total stockholders’ equity had a slight decrease of $122,000 during the first three months of 2022, to $157.8 million at March 31, 2022, from $157.9 million at December 31, 2021. Stockholders’ equity decreased $2.1 million, net of tax, following an increase in market interest rates during the quarter which negatively impacted the fair value of our available-for-sale investments, outpacing the improvement in market values of our cash flow hedges. In addition, stockholders’ equity decreased by $694,000 from the repurchase of 40,784 shares of common stock, $1.1 million in cash dividends paid, and $226,000 from canceled restricted stock awards. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on August 16, 2021, for the repurchase of up to 476,000 shares of the Company’s stock. At this repurchase plan’s expiration on February 15, 2022, the Company had repurchased 459,732 shares at an average price of $16.83 per share. The Board of Directors has authorized another stock repurchase plan that began on February 18, 2022, and which expires on August 17, 2022. This plan authorizes the repurchase of up to 455,000 shares. At March 31, 2022, the Company had repurchased 17,716 shares under this repurchase plan at an average price of $17.00 per share. At that date, 437,284 shares were available for purchase under this repurchase plan. These decreases to stockholders’ equity were partially offset by a $763,000 increase in net income and $663,000 increase in stock based compensation.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Dividend declared per common share	$0.12	$0.11
Dividend payout ratio (1)	33.2%	42.3%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income for the three months ended March 31, 2022, was $3.3 million, or $0.36 per diluted share compared to $2.5 million, or $0.26 per diluted share for the three months ended March 31, 2021. Contributing to the $763,000 increase in net income during the three months ended March 31, 2022, was a $1.2 million decrease in interest expense that more than offset a $538,000 decrease in interest income. In addition, a $500,000 recapture of provision for loan losses was recognized for the three months ended March 31, 2022, as compared to a $300,000 provision for loan losses for the three months ended March 31, 2021. Partially offsetting these improvements, noninterest expense increased $497,000.

Net Interest Income. Net interest income for the three months ended March 31, 2022, increased $622,000 to $11.4 million from $10.7 million for the three months ended March 31, 2021, due to the decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $538,000 for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of a $623,000 decrease in loan interest income due to a reduction in average loan yields partially offset by an increase in the average loan balance. Our average loan yield declined to 4.36% for the three months ended March 31, 2022, from 4.66% for the three months ended March 31, 2021. The average loan yield for the three months ended March 31, 2021, was favorably impacted by significantly higher net deferred fee recognition from the forgiveness of PPP loans, totaling $718,000 as compared to $172,000 in the quarter ended March 31, 2022. The average balance of loans receivable increased $16.1 million to $1.1 billion for the three months ended March 31, 2022.

Interest income from investment securities increased $83,000, as a combined result of a $13.5 million combined increase in the average balance of taxable and non-taxable investment securities. The yield of taxable securities increased five basis points to 1.96% while the yield on non-taxable securities decreased three basis points to 1.96% for the three months ended March 31, 2022, as compared to the same period in 2021.

Interest income from interest-earning deposits remained relatively unchanged with a $7,000 increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. During these comparative periods, the average yield increased to 0.15% for the three months ended March 31, 2022, from 0.09% for the three months ended March 31, 2021. Excess cash was invested in higher earning assets, resulting in a $2.5 million decrease in the average balance of interest-earning deposits for the three months ended March 31, 2022, as compared to the same period in 2021.

The decrease in interest income was more than offset by a $1.0 million decrease in deposit interest expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The average rate paid on interest-bearing deposits decreased to 0.50% for the three months ended March 31, 2022, as compared to 0.94% for the three months ended March 31, 2021. Although the average balance of interest-bearing deposits increased $31.2 million for the three months ended March 31, 2022, as compared to the same period in 2021, a $107.7 million decrease in the average balance of higher cost retail certificates of deposit was replaced by a $138.7 million increase in lower cost money market accounts, resulting in a net decrease in cost.

Interest expense from borrowings decreased $118,000 as a combined result of a $25.0 million decrease in the average balance and a 13 basis point decrease in cost for the three months ended March 31, 2022, as compared to the same period in 2021. Our borrowings are comprised of FHLB advances matched to fixed-rate interest rate swap agreements. Reductions in both the average balance and cost of borrowings was the result of the repayment of $25.0 million in FHLB advances due to a $50.0 million maturing interest rate swap agreement, and the $25.0 million of fixed rate FHLB advances secured at lower rates upon the onset of $25.0 million of previously contracted forward-starting interest rate swap agreements in October 2021.

The Company’s net interest margin increased to 3.43% for the three months ended March 31, 2022, from 3.31% for the three months ended March 31, 2021. This increase was primarily due to the 43 basis point reduction in our average cost of interest bearing liabilities outpacing the 25 basis point reduction in our average yield on interest earning assets between periods. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table presents the effects of changing rates and volumes on our net interest income during the periods indicated. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2022 Compared to March 31, 2021 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(807)	$184	$(623)
Investment securities, taxable	21	37	58
Investment securities, non-taxable	(2)	27	25
Interest-earning deposits with banks	8	(1)	7
FHLB stock	7	(12)	(5)
Total net change in income on interest-earning assets	(773)	235	(538)

Interest-bearing liabilities:
Interest-bearing demand	(8)	(1)	(9)
Statement savings	—	—	—
Money market	(127)	114	(13)
Certificates of deposit, retail	(508)	(512)	(1,020)
Borrowings	(31)	(87)	(118)
Total net change in expense on interest-bearing liabilities	(674)	(486)	(1,160)
Total net change in net interest income	$(99)	$721	$622

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2022 and 2021. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,115,428	$12,001	4.36%	$1,099,364	$12,624	4.66%
Investment securities, taxable	147,048	712	1.96	139,086	654	1.91
Investment securities, non-taxable	24,637	119	1.96	19,122	94	1.99
Interest-earning deposits with banks	49,857	19	0.15	52,336	12	0.09
FHLB stock	5,467	74	5.49	6,412	79	5.00
Total interest-earning assets	1,342,437	12,925	3.90	1,316,320	13,463	4.15
Noninterest earning assets	81,617			77,893
Total average assets	$1,424,054			$1,394,213

Liabilities and Stockholders' Equity
Interest-bearing demand	$99,862	$18	0.07%	$103,540	$27	0.11%
Statement savings	23,699	2	0.03	19,754	2	0.04
Money market	616,401	378	0.25	477,710	391	0.33
Certificates of deposit, retail	287,545	859	1.21	395,291	1,879	1.93
Total interest-bearing deposits	1,027,507	1,257	0.50	996,295	2,299	0.94
Borrowings	95,000	300	1.28	120,000	418	1.41
Total interest-bearing liabilities	1,122,507	1,557	0.56	1,116,295	2,717	0.99
Noninterest bearing liabilities	142,791			120,062
Average equity	158,756			157,856
Total average liabilities and equity	$1,424,054			$1,394,213
Net interest income		$11,368			$10,746
Net interest margin			3.43%			3.31%

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management reviews the adequacy of the ALLL on a quarterly basis. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, policy and underwriting standards, the current and expected economic conditions, the nature and volume of the loan portfolio, management’s experience level, the level of problem loans, our loan review and grading systems, the value of underlying collateral, geographic and loan type concentrations, and other external factors such as competition, legal, and regulatory requirements in assessing the ALLL. Specific allowances result when management performs an impairment analysis on a loan when management believes that all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific allowance is established in the ALLL for the loan. The amount of the specific allowance is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. Loans classified as substandard or placed on nonaccrual status are deemed to be collateral based loans. Loans classified as a TDR due to the borrower being granted a rate concession are analyzed by discounted cash flow analysis. The amount of the specific allowance on these loans is calculated by comparing the present value of the anticipated repayments under the restructured terms to the recorded investment in the loan.

During the three months ended March 31, 2022, management evaluated the adequacy of the ALLL and concluded that a $500,000 recapture of provision for loan losses was appropriate. This recapture was primarily attributed to the downgrade to substandard and impaired status of a $6.4 million participation interest in a commercial loan secured by medical rehabilitation facilities and a $1.7 million multifamily loan subsequent to an overall financial analysis of a single borrowing relationship with multiple other loans that were previously downgraded to substandard and impaired status. These downgrades removed the loans from the calculation of the general allowance to an individual analysis for a specific allowance, however, the analysis concluded that no losses are anticipated from these loans. By omitting these loans from the general allowance calculations, the general allowance was reduced, contributing to the recapture. Partially offsetting these decreases in the general allowance, a $6.3 million participation interest in a loan secured by a nursing home facility was downgraded to special mention due to continued reduced occupancy as a result of the COVID-19 pandemic. In addition, changes in the composition of our loan portfolio, with growth in lower risk one-to-four family residential and multifamily loans, and reduced balances in higher risk construction/land development and business loans contributed to the recapture of provision for the three months ended March 31, 2022. In comparison, a $300,000 provision for loan losses was recognized for the three months ended March 31, 2021, primarily the result of downgrades on $10.5 million of loans to the single lending relationship discussed above. These loans, secured by a bowling alley, roller skating and restaurant location, and a separate hostel business were adversely impacted by the COVID-19 pandemic. For more information, see Note 5 - Loans Receivable--ALLL.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
ALLL as a percent of total loans	1.33%	1.39%
ALLL at period end	$15,159	$15,502
Total loans outstanding	1,136,748	1,116,391

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	0.18%
Total non-accrual loans	$179	$2,036
Total loans outstanding	1,136,748	1,116,391

ALLL as a percent of non-accrual loans at period end	8,468.72%	761.39%
ALLL at period end	$15,159	$15,502
Total non-accrual loans	179	2,036

Net recoveries during period to average loans outstanding:
One-to-four family residential:	—%	0.01%
Net recoveries during period	$2	$28
Average loans receivable, net (1)	390,236	374,851
Multifamily:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	131,373	137,419
Commercial:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	415,173	383,399
Construction/land development:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	94,387	90,409
Business:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	37,786	73,604
Consumer:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	46,473	39,682
Total loans:	—%	—%
Net recoveries during period	$2	$28
Average loans receivable, net (1)	1,115,428	1,099,364
_______________
(1) The average loans receivable, net balances, include nonaccruing loans and deferred fees.

Noninterest Income. Noninterest income increased $25,000 to $789,000 for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change from Three Months Ended March 31, 2021	Percent Change
	(Dollars in thousands)
BOLI income	$288	$269	$19	7.1%
Wealth management revenue	82	160	(78)	(48.8)
Deposit related fees	215	200	15	7.5
Loan related fees	199	132	67	50.8
Other	5	3	2	66.7
Total noninterest income	$789	$764	$25	3.3

    During the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, loan related fee income increased $67,000, primarily due to a $60,000 increase in loan prepayment fees. BOLI income increased $19,000 as a result of additional policies purchased in 2021. Wealth management revenue decreased $78,000 during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to a reduction in sales personnel.

    Noninterest Expense. Noninterest expense increased $497,000 to $8.6 million for the three months ended March 31, 2022, from $8.1 million for the three months ended March 31, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change from Three Months Ended March 31, 2021	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,261	$4,945	$316	6.4%
Occupancy and equipment	1,228	1,100	128	11.6
Professional fees	452	532	(80)	(15.0)
Data processing	677	697	(20)	(2.9)
Regulatory assessments	101	121	(20)	(16.5)
Insurance and bond premiums	129	124	5	4.0
Marketing	37	29	8	27.6
Other general and administrative	741	581	160	27.5
Total noninterest expense	$8,626	$8,129	$497	6.1

During the three months ended March 31, 2022, salaries and employee benefits increased $316,000 as compared to the three months ended March 31, 2021, primarily due to higher than normal vacancies in staffing in the year ago quarter. In addition, occupancy and equipment expense increased $128,000 as a result of the opening of our fifteenth branch in March 2021. Other general and administrative expenses increased $160,000, primarily due to conference attendance and business entertainment related expenses as business generating opportunities increased this quarter. Partially offsetting these increases, professional fees decreased $80,000, and data processing and regulatory assessments each decreased by $20,000.

Federal Income Tax Expense. The federal income tax provision increased to $771,000 for the three months ended March 31, 2022, as compared to $584,000 for the same period in 2021, primarily due to a $950,000 increase in income before federal income taxes.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products. At March 31, 2022, the undisbursed portion of construction LIP totaled $39.0 million and unused lines of credit were also $39.0 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at March 31, 2022, totaled $142.0 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at March 31, 2022 to borrow an additional $297.5 million from the FHLB, based on our collateral capacity, $97.9 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 1 of this report for further details on our cash flow activities.

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

On a monthly basis we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings , enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

Based on our current capital allocation objectives, during the remainder of fiscal 2022 we expect cash expenditures of $1.3 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $1.1 million, based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

At March 31, 2022, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2022, will include (i) $627,000 of operating lease payments and (ii) other future obligations and accrued expenses of $18.2 million. At March 31, 2022, our $95.0 million in FHLB borrowings are all short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2022. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $157.8 million at March 31, 2022. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2022, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of March 31, 2022: Total capital to risk-weighted assets was 15.33%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.08%; and Tier 1 capital to total assets was 10.51%. At March 31, 2022, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2022, the Bank’s capital conservation buffer was 7.33%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2021 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
•we have attempted, where possible, to increase balances of non-maturity deposits that are less interest rate sensitive;
•we have invested in securities with relatively short average lives, generally less than eight years;
•we have added adjustable-rate loans to our loan portfolio;
•we may utilize brokered certificates of deposit with a call option as a funding source; and
•we have utilized interest rate swaps to effectively fix the rate on certain FHLB advances.

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2022, the Bank held seven interest rate swap agreements with a total notional amount of $95.0 million, a weighted-average fixed interest rate of 1.05%, and weighted average remaining maturity of 56 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

Brokered Deposits. Management utilizes the national brokered deposit market from time to time as an additional source of funds and to assist efforts in managing interest rate risk. Utilizing brokered deposits might result in increased regulatory scrutiny, as such deposits are not viewed as favorably as core retail deposits and there can be no assurance that the Bank will be allowed to include brokered deposits in its deposit mix in the future. While management will attempt to weigh the benefits of brokered deposits against the costs and risks, there can be no assurance that its conclusions will necessarily be aligned with those of the Bank’s regulators.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 58.7% of our net loans were adjustable-rate loans at March 31, 2022. At that date, $454.4 million, or 68.1%, of these loans with a weighted-average interest rate of 4.23% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At March 31, 2022, the Bank’s net loans receivable included $128.9 million of prime based loans, of which $93.9 million were at a floor rate that exceeded their fully indexed rate.

The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

March 31, 2022
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$18,916
26 - 50 bps	15,036
51 - 75 bps	32,857
76 - 100 bps	16,326
101 - 150 bps	7,607
151 - 200 bps	3,154
$93,896

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 or 300 basis points were not reported as the current targeted federal funds rate is between 0.25% and 0.50%.

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2022
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$46,912	(1.53)%
+200	47,039	(1.26)
+100	47,216	(0.89)
Base	47,641	—
(100)	46,411	(2.58)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$219,516	$(34,144)	(13.46)%	16.62%	(2.41)%	$1,320,905
+200	230,831	(22,829)	(9.00)	17.08	(1.61)	1,351,825
+100	242,747	(10,913)	(4.30)	17.53	(0.77)	1,384,561
Base	253,660	—	—	17.89	—	1,417,620
(100)	251,011	(2,649)	(1.04)	17.31	(0.19)	1,450,230
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

At March 31, 2022, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Part 1, Item 1A of the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1 - January 31, 2022	—	$—	—	39,336
February 1 - February 28, 2022	27,107	16.98	27,107	450,961
March 1 - March 31, 2022	13,677	17.03	13,677	437,284
	40,784	17.00	40,784	437,284

On August 16, 2021, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 476,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced August 16, 2021, and expired on February 15, 2022. At the expiration of the plan, 459,732 shares had been purchased at an average price of $16.83 per share. On February 11 2022, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 455,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced on February 18, 2022, and will expire no later than August 17, 2022. At March 31, 2022, the Company had repurchased 17,716 shares under this repurchase plan at an average price of $17.00 per share under the plan.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: May 12, 2022	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2022	By:	/s/Christine A. Huestis
Christine A. Huestis
(Principal Accounting Officer)