Form 10-Q
period 2022-06-30
First Financial Northwest, Inc.
filed 2022-08-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 9, 2022, 9,087,817 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	June 30, 2022	December 31, 2021
Assets
	(Unaudited)
Cash on hand and in banks	$9,458	$7,246
Interest-earning deposits with banks	26,194	66,145
Investments available-for-sale, at fair value	210,826	168,948
Investments held-to-maturity, at amortized cost	2,432	2,432
Loans receivable, net of allowance of $15,125, and $15,657	1,119,795	1,103,461
Federal Home Loan Bank ("FHLB") stock, at cost	5,512	5,465
Accrued interest receivable	5,738	5,285
Deferred tax assets, net	1,840	850
Premises and equipment, net	21,855	22,440
Bank owned life insurance ("BOLI"), net	35,819	35,210
Prepaid expenses and other assets	10,493	3,628
Right of use asset (“ROU”), net	3,301	3,646
Goodwill	889	889
Core deposit intangible, net	616	684
Total assets	$1,454,768	$1,426,329

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$127,808	$117,751
Interest-bearing deposits	1,051,661	1,039,723
Total deposits	1,179,469	1,157,474
FHLB advances	95,000	95,000
Advance payments from borrowers for taxes and insurance	2,670	2,909
Lease liability, net	3,482	3,805
Accrued interest payable	115	112
Other liabilities	17,136	9,150
Total liabilities	1,297,872	1,268,450

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,091,533 shares at June 30, 2022, and 9,125,759 shares at December 31, 2021	91	91
Additional paid-in capital	71,835	72,298
Retained earnings	90,066	86,162
Accumulated other comprehensive (loss) income, net of tax	(4,814)	174
Unearned Employee Stock Ownership Plan ("ESOP") shares	(282)	(846)
Total stockholders' equity	156,896	157,879
Total liabilities and stockholders' equity	$1,454,768	$1,426,329

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$12,273	$12,641	$24,274	$25,265
Investment securities	1,156	854	1,987	1,602
Interest-earning deposits with banks	37	16	56	28
Dividends on FHLB stock	71	83	145	162
Total interest income	13,537	13,594	26,462	27,057
Interest expense
Deposits	1,398	1,915	2,655	4,213
FHLB advances and other borrowings	315	413	615	832
Total interest expense	1,713	2,328	3,270	5,045
Net interest income	11,824	11,266	23,192	22,012
Recapture of provision for loan losses	—	(700)	(500)	(400)
Net interest income after recapture of provision for loan losses	11,824	11,966	23,692	22,412
Noninterest income
BOLI income	251	246	539	515
Wealth management revenue, net	104	167	187	327
Deposit related fees	246	227	460	426
Loan related fees	354	281	553	413
Other	6	52	11	56
Total noninterest income	961	973	1,750	1,737
Noninterest expense
Salaries and employee benefits	5,478	5,062	10,738	10,007
Occupancy and equipment	1,205	1,187	2,433	2,286
Professional fees	731	389	1,183	921
Data processing	692	680	1,369	1,377
Regulatory assessments	90	113	191	235
Insurance and bond premiums	113	111	242	235
Marketing	96	23	133	53
Other general and administrative	880	625	1,622	1,205
Total noninterest expense	9,285	8,190	17,911	16,319
Income before federal income tax provision	3,500	4,749	7,531	7,830
Federal income tax provision	692	939	1,463	1,523
Net income	$2,808	$3,810	$6,068	$6,307
Basic earnings per common share	$0.31	$0.40	$0.67	$0.66
Diluted earnings per common share	$0.31	$0.40	$0.66	$0.66
Basic weighted average number of common shares outstanding	8,982,969	9,434,004	8,985,213	9,461,876
Diluted weighted average number of common shares outstanding	9,085,913	9,528,623	9,100,079	9,546,784

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,808	$3,810	$6,068	$6,307
Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(5,619)	1,521	(12,701)	(431)
Tax effect	1,180	(319)	2,667	91
Gains (losses) on cash flow hedges	1,917	(944)	6,387	2,783
Tax effect	(403)	198	(1,341)	(584)
Other comprehensive (loss) income, net of tax	(2,925)	456	(4,988)	1,859
Total comprehensive (loss) income	$(117)	$4,266	$1,080	$8,166

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2021	9,692,610	$97	$81,099	$79,455	$(515)	$(1,693)	$158,443
Net income	—	—	—	3,810	—	—	3,810
Other comprehensive income, net of tax	—	—	—	—	456	—	456
Exercise of stock options	2,000	—	21	—	—	—	21
Compensation related to stock options and restricted stock awards	—	—	148	—	—	—	148
Allocation of 28,213 ESOP shares	—	—	120	—	—	282	402
Repurchase and retirement of common stock	(43,430)	—	(618)	—	—	—	(618)
Cash dividend declared and paid ($0.11 per share)	—	—	—	(1,041)	—	—	(1,041)
Balances at June 30, 2021	9,651,180	$97	$80,770	$82,224	$(59)	$(1,411)	$161,621

	Six Months Ended June 30, 2021
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	$97	$82,095	$78,003	$(1,918)	$(1,975)	$156,302
Net income	—	—	—	6,307	—	—	6,307
Other comprehensive income, net of tax	—	—	—	—	1,859	—	1,859
Exercise of stock options	4,000	—	43	—	—	—	43
Issuance of common stock - restricted stock awards, net	45,593	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	244	—	—	—	244
Allocation of 56,426 ESOP shares	—	—	209	—	—	564	773
Repurchase and retirement of common stock	(132,449)	—	(1,782)	—	—	—	(1,782)
Canceled common stock - restricted stock awards	(2,839)	—	(39)	—	—	—	(39)
Cash dividend declared and paid ($0.22 per share)	—	—	—	(2,086)	—	—	(2,086)
Balances at June 30, 2021	9,651,180	$97	$80,770	$82,224	$(59)	$(1,411)	$161,621

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2022	9,107,977	$91	$71,780	$88,339	$(1,889)	$(564)	$157,757
Net income	—	—	—	2,808	—	—	2,808
Other comprehensive loss, net of tax	—	—	—	—	(2,925)	—	(2,925)
Exercise of stock options	2,481	—	27	—	—	—	27
Issuance of common stock - restricted stock awards, net(1)	(1,998)	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	125	—	—	—	125
Allocation of 28,213 ESOP shares	—	—	185	—	—	282	467
Repurchase and retirement of common stock	(16,927)	—	(282)	—	—	—	(282)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,081)	—	—	(1,081)
Balances at June 30, 2022	9,091,533	$91	$71,835	$90,066	$(4,814)	$(282)	$156,896
(1) These shares were forfeited.

	Six Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	6,068	—	—	6,068
Other comprehensive loss, net of tax	—	—	—	—	(4,988)	—	(4,988)
Exercise of stock options	4,481	—	48	—	—	—	48
Issuance of common stock - restricted stock awards, net	32,212	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	314	—	—	—	314
Allocation of 56,426 ESOP shares	—	—	378	—	—	564	942
Repurchase and retirement of common stock	(57,711)	—	(977)	—	—	—	(977)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividend declared and paid ($0.24 per share)	—	—	—	(2,164)	—	—	(2,164)
Balances at June 30, 2022	9,091,533	$91	$71,835	$90,066	$(4,814)	$(282)	$156,896

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$6,068	$6,307
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(500)	(400)
Net amortization of premiums and discounts on investments	462	504
Depreciation of premises and equipment	1,105	1,069
Loss on disposal of premises and equipment	—	1
Deferred federal income taxes	336	460
Allocation of ESOP shares	942	773
Stock compensation expense	314	244
BOLI income	(539)	(515)
Annuity income	(4)	(16)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(410)	(619)
Decrease in ROU	345	379
(Decrease) increase in advance payments from borrowers for taxes and insurance	(239)	118
(Increase) decrease in accrued interest receivable	(453)	10
Decrease in lease liability	(323)	(364)
Increase (decrease) in accrued interest payable	3	(18)
Increase (decrease) in other liabilities	7,990	(649)
Net cash provided by operating activities	15,097	7,284

Cash flows from investing activities:
Proceeds from calls and maturities of investments available-for-sale	3,382	4,000
Principal repayments on investments available-for-sale	9,841	8,827
Purchases of investments available-for-sale	(68,264)	(74,084)
Net (increase) decrease in loans receivable	(15,834)	19,342
Purchase of FHLB stock	(47)	(55)
Purchase of premises and equipment	(520)	(1,058)
Purchase of BOLI	(70)	(1,987)
Net cash used by investing activities	(71,512)	(45,015)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Net increase in deposits	$21,995	$40,669
Advances from the FHLB	35,000	—
Repayments of advances from the FHLB	(35,000)	—
Proceeds from stock options exercises	48	43
Net share settlement of stock awards	(226)	(39)
Repurchase and retirement of common stock	(977)	(1,782)
Dividends paid	(2,164)	(2,086)
Net cash provided by financing activities	18,676	36,805

Net decrease in cash and cash equivalents	(37,739)	(926)
Cash and cash equivalents at beginning of period	73,391	80,489
Cash and cash equivalents at end of period	$35,652	$79,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,267	$5,063
Federal income taxes paid	1,270	1,895

Noncash items:
Change in unrealized loss on investments available-for-sale	$(12,701)	$(431)
Change in unrealized gain on cash flow hedge	6,387	2,783
Initial recognition of ROU	—	757
Initial recognition of lease liability	—	757

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

At June 30, 2022, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC (“2021 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. As of June 30, 2022, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company is evaluating the optional election of this ASU for the transition from LIBOR to a new reference rate.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$13,256	$8	$(1,308)	$11,956
Freddie Mac	13,788	—	(1,332)	12,456
Ginnie Mae	19,640	—	(1,134)	18,506
Other	29,070	6	(461)	28,615
Municipal bonds	37,163	25	(5,245)	31,943
U.S. Government agencies	77,415	10	(1,627)	75,798
Corporate bonds	32,998	7	(1,453)	31,552
Total	$223,330	$56	$(12,560)	$210,826

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,920	$146	$(88)	$12,978
Freddie Mac	13,039	115	(330)	12,824
Ginnie Mae	23,728	105	(146)	23,687
Other	11,278	47	(61)	11,264
Municipal bonds	36,078	677	(289)	36,466
U.S. Government agencies	41,711	61	(338)	41,434
Corporate bonds	29,997	505	(207)	30,295
Total	$168,751	$1,656	$(1,459)	$168,948
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2022 and December 31, 2021.

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$9,747	$(1,308)	$—	$—	$9,747	$(1,308)
Freddie Mac	4,847	(152)	6,869	(1,180)	11,716	(1,332)
Ginnie Mae	9,312	(762)	9,194	(372)	18,506	(1,134)
Other	24,444	(461)	—	—	24,444	(461)
Municipal bonds	20,817	(3,388)	8,648	(1,857)	29,465	(5,245)
U.S. Government agencies	56,310	(1,226)	18,375	(401)	74,685	(1,627)
Corporate bonds	26,736	(1,262)	3,809	(191)	30,545	(1,453)
Total	$152,213	$(8,559)	$46,895	$(4,001)	$199,108	$(12,560)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,279	$(88)	$—	$—	$6,279	$(88)
Freddie Mac	4,709	(233)	3,214	(97)	7,923	(330)
Ginnie Mae	18,539	(146)	—	—	18,539	(146)
Other	4,815	(61)	—	—	4,815	(61)
Municipal bonds	18,805	(264)	1,059	(25)	19,864	(289)
U.S. Government agencies	10,123	(34)	21,682	(304)	31,805	(338)
Corporate bonds	985	(15)	3,809	(192)	4,794	(207)
Total	$64,255	$(841)	$29,764	$(618)	$94,019	$(1,459)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 112 securities and 51 securities in an unrealized loss position, respectively, with 27 and 14 of these securities in an unrealized loss position for 12 months or more, at both June 30, 2022, and December 31, 2021, respectively. Management does not believe that any individual unrealized loss as of June 30, 2022, or December 31, 2021, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2022, and December 31, 2021, and determined that an OTTI charge was not warranted.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The amortized cost and estimated fair value of investments available-for-sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$6,397	$6,338
Due after one year through five years	42,445	41,964
Due after five years through ten years	30,455	28,837
Due after ten years	68,279	62,154
	147,576	139,293
Mortgage-backed investments	75,754	71,533
Total	$223,330	$210,826

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $22.8 million and $23.1 million were pledged as collateral for public deposits at June 30, 2022, and December 31, 2021, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and six months ended June 30, 2022, there were $1.0 million and $3.4 million, respectively, in calls and maturities on investment securities with no gain or loss generated. For the three and six months ended June 30, 2021, there were $2.0 million and $4.0 million, respectively, in calls and maturities on investment securities with no gain or loss generated.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At June 30, 2022, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$212,364	$185,320
Permanent non-owner occupied	224,390	199,796
	436,754	385,116

Multifamily	135,961	130,146

Commercial real estate	412,693	419,417

Construction/land:
One-to-four family residential	34,932	34,677
Multifamily	15,500	37,194
Commercial	—	6,189
Land	13,915	15,395
	64,347	93,455

Business	33,692	46,590
Consumer	51,603	44,812
Total loans	1,135,050	1,119,536

Less:
Deferred loan fees, net	130	418
ALLL	15,125	15,657
Loans receivable, net	$1,119,795	$1,103,461

    At June 30, 2022, loans totaling $522.0 million were pledged to secure borrowings from the FHLB compared to $561.4 million at December 31, 2021. In addition, loans totaling $90.3 million and $120.0 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at June 30, 2022 and December 31, 2021, respectively.

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

    As of June 30, 2022, and December 31, 2021, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2022, and December 31, 2021 by type and risk category:

	June 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$434,337	$132,001	$346,576	$64,347	$33,692	$51,060	$1,062,013
Pass, grade 5 (watch)	1,684	2,309	15,246	—	—	138	19,377
Special mention	733	—	10,921	—	—	212	11,866
Substandard	—	1,651	39,950	—	—	193	41,794
Total loans	$436,754	$135,961	$412,693	$64,347	$33,692	$51,603	$1,135,050

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$383,276	$126,149	$351,241	$91,202	$46,590	$44,379	$1,042,837
Pass, grade 5 (watch)	911	3,997	23,019	2,253	—	33	30,213
Special mention	929	—	11,127	—	—	221	12,277
Substandard	—	—	34,030	—	—	179	34,209
Total loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536

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

At June 30, 2022, total loans receivable included $1.5 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) as compared to $30.8 million at June 30, 2021. Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,475	$1,455	$6,315	$1,642	$781	$1,491	$15,159
Charge-offs	—	—	—	—	—	(37)	(37)
Recoveries	3	—	—	—	—	—	3
Provision (recapture)	214	(159)	(128)	(285)	217	141	—
Ending balance	$3,692	$1,296	$6,187	$1,357	$998	$1,595	$15,125

	At or For the Six Months Ended June 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657
Charge-offs	—	—	—	—	—	(37)	(37)
Recoveries	5	—	—	—	—	—	5
Provision (recapture)	473	17	(428)	(707)	(114)	259	(500)
Ending balance	$3,692	$1,296	$6,187	$1,357	$998	$1,595	$15,125

ALLL by category:
General allowance	$3,676	$1,296	$6,187	$1,357	$998	$1,595	$15,109
Specific allowance	16	—	—	—	—	—	16

Loans:
Total loans	$436,754	$135,961	$412,693	$64,347	$33,692	$51,603	$1,135,050
Loans collectively evaluated for impairment	434,672	134,310	372,743	64,347	33,692	51,603	1,091,367
Loans individually evaluated for impairment	2,082	1,651	39,950	—	—	—	43,683

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,051	$1,332	$6,892	$2,193	$1,026	$1,008	$15,502
Recoveries	76	—	—	—	—	—	76
(Recapture) provision	(135)	45	(978)	192	107	69	(700)
Ending balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878

	At or For the Six Months Ended June 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Recoveries	104	—	—	—	—	—	104
(Recapture) provision	(293)	11	(213)	196	(109)	8	(400)
Ending balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878

ALLL by category:
General allowance	$2,990	$1,377	$5,914	$2,385	$1,133	$1,077	$14,876
Specific allowance	2	—	—	—	—	—	2

Loans:
Total loans	$370,935	$142,881	$370,706	$104,922	$67,431	$41,345	$1,098,220
Loans collectively evaluated for impairment	368,513	142,881	343,712	104,922	67,431	41,345	1,068,804
Loans individually evaluated for impairment	2,422	—	26,995	—	—	—	29,417

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2022, there were no loans past due, and at December 31, 2021, loans past due were $255,000, representing 0.02% of total loans receivable. The following tables represent a summary of the aging of loans by type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of June 30, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$212,364	$212,364
Non-owner occupied		—	—	—	224,390	224,390
Multifamily	—	—	—	—	135,961	135,961
Commercial real estate	—	—	—	—	412,693	412,693
Construction/land	—		—	—	64,347	64,347
Total real estate	—	—	—	—	1,049,755	1,049,755
Business	—	—	—	—	33,692	33,692
Consumer	—	—		—	51,603	51,603
Total loans	$—	$—	$—	$—	$1,135,050	$1,135,050
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2022.

	Loans Past Due as of December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$185,320	$185,320
Non-owner occupied	—	—	—	—	199,796	199,796
Multifamily	—	—	—	—	130,146	130,146
Commercial real estate	—	—	—	—	419,417	419,417
Construction/land	—	—	—	—	93,455	93,455
Total real estate	—	—	—	—	1,028,134	1,028,134
Business	76	—	—	76	46,514	46,590
Consumer	179	—	—	179	44,633	44,812
Total loans	$255	$—	$—	$255	$1,119,281	$1,119,536
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2021.

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. At June 30, 2022 and December 31, 2021 there were no nonaccrual loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$436,754	$135,961	$412,693	$64,347	$33,692	$51,603	$1,135,050
Nonperforming	—	—	—	—	—	—	—
Total loans	$436,754	$135,961	$412,693	$64,347	$33,692	$51,603	$1,135,050
_____________

(1) There were $212.4 million of owner-occupied one-to-four family residential loans and $224.4 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At June 30, 2022, and December 31, 2021, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2022
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$176	$179	$—
Non-owner occupied	900	900	—
Multifamily	1,651	1,651	—
Commercial real estate	39,950	39,950	—
Total	42,677	42,680	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	490	537	16
Non-owner occupied	516	516	—
Total	1,006	1,053	16

Total impaired loans:
One-to-four family residential:
Owner occupied	666	716	16
Non-owner occupied	1,416	1,416	—
Multifamily	1,651	1,651	—
Commercial real estate	39,950	39,950	—
Total	$43,683	$43,733	$16
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$177	$3	$177	$6
Non-owner occupied	904	15	908	30
Multifamily	1,656	17	1,104	34
Commercial real estate	40,062	426	38,051	835
Total	42,799	461	40,240	905

Loans with an allowance:
One-to-four family residential:
Owner occupied	491	7	492	14
Non-owner occupied	517	9	518	18
Total	1,008	16	1,010	32

Total impaired loans:
One-to-four family residential:
Owner occupied	668	10	669	20
Non-owner occupied	1,421	24	1,426	48
Multifamily	1,656	17	1,104	34
Commercial real estate	40,062	426	38,051	835
Total	$43,807	$477	$41,250	$937

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$227	$3	$242	$6
Non-owner occupied	933	16	965	31
Multifamily	1,018	—	1,380	—
Commercial real estate	21,777	298	20,074	593
Total	23,955	317	22,661	630

Loans with an allowance:
One-to-four family residential:
Owner occupied	499	8	500	17
Non-owner occupied	816	13	817	26
Total	1,315	21	1,317	43

Total impaired loans:
One-to-four family residential:
Owner occupied	726	11	742	23
Non-owner occupied	1,749	29	1,782	57
Multifamily	1,018	—	1,380	—
Commercial real estate	21,777	298	20,074	593
Total	$25,270	$338	$23,978	$673

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as TDRs. At both June 30, 2022, and December 31, 2021, TDRs totaled $2.1 million. At June 30, 2022, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified as a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2022 and 2021.

There were no TDR modifications during the six months ended June 30, 2022. The following table presents TDR modifications during the six months ended June 30, 2021, and the recorded investment prior to and after the modification.

	Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate:
Advancement of maturity date	1	$1,241	$1,241
Total	1	$1,241	$1,241

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2022, and June 30, 2021, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$—	$454	$—	$454
Market value adjustments	—	—	—	—
Balance at end of period	$—	$454	$—	$454

For the three and six months ended June 30, 2022, there were no remaining OREO properties, as the commercial real estate properties held in OREO at March 31, 2021, were sold in August 2021. At June 30, 2022, there were no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

The Company used the following methods to measure fair value on a recurring or nonrecurring basis:

•Investments available-for-sale: The fair value of all investments, excluding FHLB stock, is based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$11,956	$—	$11,956	$—
Freddie Mac	12,456	740	11,716	—
Ginnie Mae	18,506	—	18,506	—
Other	28,615	5,844	22,771	—
Municipal bonds	31,943	—	31,943	—
U.S. Government agencies	75,798	39,016	36,782	—
Corporate bonds	31,552	—	31,552	—
Total available-for-sale investments	210,826	45,600	165,226	—
Derivative fair value asset	7,878	—	7,878	—
Total	$218,704	$45,600	$173,104	$—

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2022, and December 31, 2021:

	Fair Value Measurements at June 30, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$43,667	$—	$—	$43,667
Total	$43,667	$—	$—	$43,667
_____________
(1) Total fair value of impaired loans is net of $16,000 of specific allowances on performing TDRs.

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$36,118	$—	$—	$36,118
Total	$36,118	$—	$—	$36,118
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

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$43,667	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$36,118	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,458	$9,458	$9,458	$—	$—
Interest-earning deposits with banks	26,194	26,194	26,194	—	—
Investments available-for-sale	210,826	210,826	45,600	165,226	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,119,795	1,108,057	—	—	1,108,057
FHLB stock	5,512	5,512	—	5,512	—
Accrued interest receivable	5,738	5,738	—	5,738	—
Derivative fair value asset	7,878	7,878	—	7,878	—

Financial Liabilities:
Deposits	855,326	855,326	855,326	—	—
Certificates of deposit, retail	270,866	265,299	—	265,299	—
Brokered deposits	53,277	53,222	—	53,222	—
Advances from the FHLB	95,000	94,992	—	94,992	—
Accrued interest payable	115	115	—	115	—

	December 31, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,246	$7,246	$7,246	$—	$—
Interest-earning deposits with banks	66,145	66,145	66,145	—	—
Investments available-for-sale	168,948	168,948	3,767	165,181	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,103,461	1,109,887	—	—	1,109,887
FHLB stock	5,465	5,465	—	5,465	—
Accrued interest receivable	5,285	5,285	—	5,285	—
Derivative fair value asset	1,491	1,491	—	1,491	—

Financial Liabilities:
Deposits	863,347	863,347	863,347	—	—
Certificates of deposit, retail	294,127	295,929	—	295,929	—
Advances from the FHLB	95,000	95,003	—	95,003	—
Accrued interest payable	112	112	—	112	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At June 30, 2022, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 0.6 years to 8.6 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2022, the Company was committed to paying $71,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the six months ended June 30, 2022, and 2021.

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Lease expense, quarter-to-date	$297	$262
Lease expense, year-to-date	565	519
ROU	3,301	4,025
Lease liability	3,482	4,176

Weighted average remaining term, years	6.0 years	6.6 years
Weighted average discount rate	1.92%	1.92%

The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2022 and the discounted lease liability at that date:

June 30, 2022
(in thousands)
Due through one year	$812
Due after one year through two years	684
Due after two years through three years	586
Due after three years through four years	438
Due after four years through five years	299
Due after five years	879
Total minimum lease payments	3,698
Less: present value discount	216
Lease liability	$3,482

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At June 30, 2022, the cash flow hedges have a total notional amount of $95.0 million and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. These hedging instruments have four to eight year terms, with remaining terms ranging from 1.3 years to 7.3 years, a weighted average remaining term of 53 months, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At June 30, 2022, a $7.9 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $6.2 million was included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the quarters ended June 30, 2022 or 2021, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of June 30, 2022 and December 31, 2021:

	Balance Sheet Location	Fair Value at June 30, 2022	Fair Value at December 31, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets/(Other Liabilities)	$7,878	$1,491

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended June 30, 2022	Amount Recognized in OCI for the three months ended June 30, 2021	Amount Recognized in OCI for the six months ended June 30, 2022	Amount Recognized in OCI for the six months ended June 30, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$1,514	$(746)	$5,046	$2,199

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At June 30, 2022, there were 996,498 total shares available for grant under the 2016 Plan, including 198,249 shares available to be granted as restricted stock.

For the three months ended June 30, 2022 and 2021, total compensation expense for the 2016 Plan was $125,000 and $148,000, respectively, and the related income tax benefit was $26,000 and $31,000, respectively. For the six months ended June 30, 2022 and 2021, total compensation expense for the 2016 Plan was $314,000 and $244,000, respectively, and the related income tax benefit was $66,000 and $51,000, respectively. The final compensation expense for the 2008 plan was recognized in 2020.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank. At June 30, 2022, there were 267,519 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At June 30, 2022, there were no stock options issued from the 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2022, follows:

	For the Three Months Ended June 30, 2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2022	270,000	$10.63		$1,771,900	$3.82
Exercised	(2,481)	10.88		14,188	2.97
Outstanding at June 30, 2022	267,519	10.63	1.64	1,314,839	3.83
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	267,519	10.63	1.64	1,314,839	3.83
Exercisable at June 30, 2022	267,519	10.63	1.64	1,314,839	3.83

	For the Six Months Ended June 30, 2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	272,000	$10.63		$1,507,300	$3.82
Exercised	(4,481)	10.83		26,188	$3.50
Outstanding at June 30, 2022	267,519	10.63	1.64	1,314,839	3.83
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	267,519	10.63	1.64	1,314,839	3.83
Exercisable at June 30, 2022	267,519	10.63	1.64	1,314,839	3.83

As of June 30, 2022, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the six months ended June 30, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2022, follows:

	For the Three Months Ended June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2022	33,270	$16.93
Forfeited	(1,998)	16.93
Nonvested at June 30, 2022	31,272	16.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	30,334	16.93

	For the Six Months Ended June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	44,426	$13.78
Granted	34,210	16.93
Vested	(45,366)	13.85
Forfeited	(1,998)	16.93
Nonvested at June 30, 2022	31,272	16.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	30,334	16.93

As of June 30, 2022, there was $343,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eight month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated OCI after-tax for the three and six months ended June 30, 2022 and 2021.

	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance March 31, 2021	$(1,228)	$713	$(515)
Other comprehensive income (loss) before reclassifications	1,202	(746)	456
Net other comprehensive income (loss)	1,202	(746)	456
Balance June 30, 2021	$(26)	$(33)	$(59)

Balance December 31, 2020	$314	$(2,232)	$(1,918)
Other comprehensive (loss) income before reclassifications	(340)	2,199	1,859
Net other comprehensive (loss) income	(340)	2,199	1,859
Balance June 30, 2021	$(26)	$(33)	$(59)

Balance March 31, 2022	$(6,599)	$4,710	$(1,889)
Other comprehensive (loss) income before reclassifications	(4,439)	1,514	(2,925)
Net other comprehensive (loss) income	(4,439)	1,514	(2,925)
Balance June 30, 2022	$(11,038)	$6,224	$(4,814)

Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(10,034)	5,046	(4,988)
Net other comprehensive (loss) income	(10,034)	5,046	(4,988)
Balance June 30, 2022	$(11,038)	$6,224	$(4,814)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except share data)
Net income	$2,808	$3,810	$6,068	$6,307
Less: Earnings allocated to participating securities	(9)	(17)	(20)	(28)
Earnings allocated to common shareholders	$2,799	$3,793	$6,048	$6,279

Basic weighted average common shares outstanding	8,982,969	9,434,004	8,985,213	9,461,876
Dilutive stock options	96,386	85,131	98,323	76,658
Dilutive restricted stock grants	6,558	9,488	16,543	8,250
Diluted weighted average common shares outstanding	9,085,913	9,528,623	9,100,079	9,546,784

Basic earnings per share	$0.31	$0.40	$0.67	$0.66
Diluted earnings per share	$0.31	$0.40	$0.66	$0.66

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2022, and 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
BOLI income (1)	$251	$246	$539	$515
Wealth management revenue	104	167	187	327
Deposit related fees	84	79	157	145
Debit card and ATM fees	162	148	303	281
Loan related fees	354	281	553	413
Other	6	52	11	56
Total noninterest income	$961	$973	$1,750	$1,737
_______________
(1) Not within scope of Topic 606

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    For the three and six months ended June 30, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At June 30, 2022, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 (“COVID-19”) and any governmental or societal responses thereto;
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
•changes in general economic conditions, either nationally or in our market areas, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
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
•our ability to execute a branch expansion strategy;
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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (which may include brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer classic car loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 46 other states and the District of Columbia, with the largest concentrations at June 30, 2022, in California, Oregon, Texas, Florida and Alabama of $37.1 million, $14.1 million, $11.4 million, $9.7 million and $8.1 million, respectively.

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

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is currently slightly asset-sensitive, meaning our interest-earning assets reprice at a faster rate than our interest-bearing liabilities. The Bank had a modest improvement in the net interest margin over the last year. The cost of funds has declined substantially due to the higher levels of noninterest-bearing deposits and the repricing of retail certificates of deposit at much lower market rates. During the quarter ended June 30, 2022, loan yields decreased compared to the same quarter last year, primarily due to the decrease in recognition of unamortized deferred fee income on Paycheck Protection Program (“PPP”) loans forgiven and repaid by the SBA. In March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System commenced increasing the target range for the federal funds rate by 25 basis points. During the second quarter of 2022, the FOMC increased the target range for the federal funds rate by an additional 125 basis points to a range of 1.50% to 1.75%. We expect if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent communications and interest rate forecasts, the Company’s loan yields and yields from other floating rate interest earning assets will improve.

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

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of June 30, 2022, all Bank branches are open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets were $1.45 billion at June 30, 2022, an increase of 2.0%, from $1.43 billion at December 31, 2021. The following table details the $28.4 million net change in the composition of our assets at June 30, 2022 from December 31, 2021.

	Balance at June 30, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$9,458	$7,246	$2,212	30.5%
Interest-earning deposits	26,194	66,145	(39,951)	(60.4)
Investments available-for-sale, at fair value	210,826	168,948	41,878	24.8
Investments held-to-maturity, at amortized cost	2,432	2,432	—	—
Loans receivable, net	1,119,795	1,103,461	16,334	1.5
FHLB stock, at cost	5,512	5,465	47	0.9
Accrued interest receivable	5,738	5,285	453	8.6
Deferred tax assets, net	1,840	850	990	116.5
Premises and equipment, net	21,855	22,440	(585)	(2.6)
BOLI, net	35,819	35,210	609	1.7
Prepaid expenses and other assets	10,493	3,628	6,865	189.2
ROU, net	3,301	3,646	(345)	(9.5)
Goodwill	889	889	—	—
Core deposit intangible, net	616	684	(68)	(9.9)
Total assets	$1,454,768	$1,426,329	$28,439	2.0%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), decreased by $40.0 million during the six months ended June 30, 2022. Growth in both loans receivable and investments available-for-sale was achieved by investing excess cash earning a nominal yield into these higher yielding assets.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $41.9 million during the six months ended June 30, 2022. During this period, the Bank purchased available-for-sale investment securities that included $40.0 million of fixed rate U.S. Treasury bonds with remaining maturities of approximately two years. In addition, the Bank purchased $20.1 million of mortgage-backed securities, $4.0 million in corporate securities, and $5.2 million in Community Reinvestment Act qualified municipal and mortgage-backed securities. During the six months ended June 30, 2022, $1.0 million of investments were called and $2.4 million of investments matured.

The effective duration of the investments available-for-sale at June 30, 2022, was 3.77% as compared to 3.54% at December 31, 2021. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $16.3 million during the six months ended June 30, 2022, primarily due to growth in one-to-four family residential, multifamily and consumer loans of $51.6 million, $5.8 million, and $6.8 million, respectively. Partially offsetting these increases, business loans decreased $12.9 million due primarily to a $9.3 million decrease in PPP loans, a $2.9 million decrease in aircraft loans, and commercial real estate loans decreased $6.7 million. In addition, construction/land loans decreased $29.1 million, however, $20.7 million of these loans converted to permanent multi-family loans during the six months ended June 30, 2022.

At June 30, 2022 and December 31, 2021, the Bank’s construction/land loans totaled 45.2% and 59.7% of total capital plus surplus, respectively, and total non-owner occupied commercial real estate was 360.0% and 384.0% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction/land loans, should not exceed 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at June 30, 2022 and December 31, 2021. Total commercial real estate loans and construction/land loans are net of $0 and $43.0 million of LIP, respectively, at June 30, 2022, as compared to $89,000 and $43.3 million of LIP, respectively, at December 31, 2021.

	June 30, 2022		December 31, 2021
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$135,961	100.0%	$130,146	100.0%

Non-residential:
Retail	138,892	33.7%	138,463	33.0%
Office	84,905	20.6	90,727	21.6
Hotel / motel	57,285	13.9	64,854	15.5
Storage	34,261	8.3	32,990	7.9
Mobile home park	22,387	5.4	20,636	4.9
Warehouse	18,943	4.6	17,724	4.2
Nursing home	12,535	3.0	12,713	3.0
Other non-residential	43,485	10.5	41,310	9.9
Total non-residential	412,693	100.0%	419,417	100.0%

Construction/land:
One-to-four family residential	34,932	54.3%	34,677	37.1%
Multifamily	15,500	24.1	37,194	39.8
Commercial	—	—	6,189	6.6
Land	13,915	21.6	15,395	16.5
Total construction/land	64,347	100.0%	93,455	100.0%
Total multifamily residential, non-residential and construction/land loans	$613,001		$643,018

Included in total construction/land loans at June 30, 2022, are $15.5 million of multifamily loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At

December 31, 2021, construction/land loans included $37.2 million of multifamily loans and $6.2 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the six months ended June 30, 2022, the Bank purchased $28.0 million of loans and loan participations to borrowers located in Washington and other states, including $7.5 million of commercial real estate loans, $5.9 million other business loans and $14.6 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At June 30, 2022, total loans secured by collateral located in California represented 3.3% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 10.0% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At June 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$337,453	$75,905	$251,299	$63,323	$22,307	$9,454	$759,741
Pierce County	40,149	13,171	25,705	—	274	611	79,910
Snohomish County	31,091	7,580	13,531	394	4,831	940	58,367
Kitsap County	4,695	5	735	—	—	—	5,435
Other Washington Counties	16,476	27,753	34,914	630	244	476	80,493
California	823	9,606	18,094	—	—	8,562	37,085
Outside Washington and California (1)	6,067	1,941	68,415	—	6,036	31,560	114,019
Total loans	$436,754	$135,961	$412,693	$64,347	$33,692	$51,603	$1,135,050
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $14.1 million, $11.4 million, $9.7 million and $8.1 million, respectively, and loans in 41 other states and the District of Columbia.

The ALLL decreased to $15.1 million at June 30, 2022, from $15.7 million at December 31, 2021, and represented 1.33% and 1.40% of total loans receivable at June 30, 2022, and December 31, 2021, respectively. The ALLL consists of two components, the general allowance and the specific allowance. The ALLL general allowance decreased as a partial result of $8.1 million of loans downgraded to substandard, where the individual analysis on these loans indicated no additional specific reserve was needed and these loans were omitted from the general allowance calculations used to calculate the ALLL and provision for loan losses. The downgrades included a $6.4 million participation interest in commercial loans secured by medical rehabilitation facilities that were impacted unfavorably by the limitations on elective medical procedures during the COVID-19 pandemic. In addition, a $1.7 million multifamily loan was downgraded to substandard subsequent to an overall financial analysis on one of our borrowing relationships with multiple other loans that were previously downgraded to substandard. Further, balances of lower risk one-to-four family and multifamily residential loans increased and balances of higher risk construction/land loans decreased, thereby reducing the related general allowance. Partially offsetting these decreases in the general allowance, a $6.3 million participation interest in a loan secured by a nursing home facility was downgraded to special mention due to continued reduced occupancy as a result of the COVID-19 pandemic. The $1.5 million balance of PPP loans was omitted from the ALLL calculation at June 30, 2022, as these loans are fully guaranteed by the SBA. Management expects that the majority of remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.

At June 30, 2022, total specific allowances decreased by $4,000 since December 31, 2021 as a result of amortization of the concession previously granted on an existing TDR. For additional information, see “Comparison of Operating Results for the Three Months Ended June 30, 2022, and 2021 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2022, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2021 Form 10-K.

As we work with our borrowers who face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. Certain loan modifications are accounted for as TDRs. These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank’s best interest.

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	June 30, 2022	December 31, 2021	Six Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,082	$2,107	$(25)
Total TDRs	$2,082	$2,107	$(25)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $25,000 at June 30, 2022, compared to December 31, 2021 as a result of principal repayments. At June 30, 2022, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at June 30, 2022, totaled $900,000 and was secured by non-owner occupied one-to-four family properties located in Pierce County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2022, there were no loans past due, and at December 31, 2021, past due loans totaled $255,000, representing 0.02% of total loans receivable.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. There were no nonaccrual loans at both June 30, 2022 and December 31, 2021.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case. Our success in this area is reflected by not having any nonperforming assets.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At June 30, 2022, and December 31, 2021, the Bank had no OREO properties and no real estate secured loans in the foreclosure process.

    Intangible assets. The balance of goodwill was $889,000 at both June 30, 2022 and December 31, 2021. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $616,000 at June 30, 2022 and $684,000 at December 31, 2021. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. The CDI amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. During the first six months of 2022, deposits increased $22.0 million to $1.18 billion at June 30, 2022, compared to $1.16 billion at December 31, 2021. Deposit accounts consisted of the following:

	Balance at June 30, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$127,808	$117,751	$10,057	8.5%
Interest-bearing demand	107,478	97,907	$9,571	9.8
Savings	23,525	23,146	$379	1.6
Money market	596,515	624,543	$(28,028)	(4.5)
Certificates of deposit, retail	270,866	294,127	$(23,261)	(7.9)
Brokered deposits	53,277	$—	$53,277	—
	$1,179,469	$1,157,474	$21,995	1.9

Decreases in money market accounts and retail certificates of deposit of $28.0 million and $23.3 million, respectively, were partially offset by increases in noninterest-bearing demand accounts and interest-bearing demand accounts of $10.1 million and $9.6 million, respectively. In addition, management utilized $53.3 million of brokered deposits to more than offset the reduction in money market and retail certificates of deposit and fund asset growth. At June 30, 2022, brokered deposits consisted of $28.3 million of brokered certificates of deposit and $25.0 million of brokered interest-bearing demand deposits. The Bank continued to consider multiple funding alternatives in addition to customer deposits, including wholesale markets, brokered deposits, and the national deposit market.

At June 30, 2022 and December 31, 2021, we held $60.0 million and $60.6 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $95.0 million at both June 30, 2022, and December 31, 2021. At June 30, 2022, the Bank’s advances included $35.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below. At June 30, 2022, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

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

The following table presents details of the Bank’s interest rate swap agreements as of June 30, 2022. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2022 and December 31, 2021, we recognized fair value assets of $7.9 million and $1.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed its adherence to the International Swaps and Derivatives Association (“ISDA”) 2020 LIBOR Fallbacks Protocol (“Protocol”) to prepare for the cessation of LIBOR by June 30, 2023. The Protocol provides a mechanism for parties to bilaterally amend their existing derivative transaction to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR.

    Stockholders’ Equity. Total stockholders’ equity decreased $983,000 during the first six months of 2022, to $156.9 million at June 30, 2022, from $157.9 million at December 31, 2021. Stockholders’ equity decreased $5.0 million, net of tax, due to recent increases in market interest rates which negatively impacted the fair value of our available-for-sale investments, outpacing the improvement in market values of our cash flow hedges. In addition, stockholders’ equity decreased by $977,000 from the repurchase of 57,711 shares of common stock, $2.2 million in cash dividends paid, and $226,000 from canceled restricted stock awards. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on August 16, 2021, for the repurchase of up to 476,000 shares of the Company’s stock. At this repurchase plan’s expiration on February 15, 2022, the Company had repurchased 459,732 shares at an average price of $16.83 per share. The Board of Directors authorized another stock repurchase plan that began on February 18, 2022, and which expires on September 16, 2022. This plan authorizes the repurchase of up to 455,000 shares. At June 30, 2022, the Company had repurchased 34,643 shares under this repurchase plan at an average price of $16.83 per share. At that date, 420,357 shares were available for purchase under this repurchase plan. These decreases to stockholders’ equity were partially offset by the $6.1 million of net income and a $1.3 million increase in stock based compensation during the first six months of 2022.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Dividend declared per common share	$0.12	$0.11	$0.24	$0.22
Dividend payout ratio (1)	38.5%	27.5%	35.7%	33.3%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. Net income for the three months ended June 30, 2022, was $2.8 million, or $0.31 per diluted share compared to $3.8 million, or $0.40 per diluted share for the three months ended June 30, 2021. Net income decreased $1.0 million primarily due to no provision or recapture of provision for loan losses for the three months ended June 30, 2022, as compared to a $700,000 recapture of provision for loan losses for the three months ended June 30, 2021. Also, contributing to the decrease in net income during the first three months ended June 30, 2022, was a $1.1 million increase in noninterest expense that more than offset a $558,000 increase in net interest income.

Net Interest Income. Net interest income for the three months ended June 30, 2022, increased $558,000 to $11.8 million from $11.3 million for the three months ended June 30, 2021, as the decrease in interest expense outpaced the decrease in interest income.

Interest income decreased by $57,000 for the three months ended June 30, 2022, as compared to the same period in 2021, including a $368,000 decrease in loan interest income due to a reduction in average loan yields partially offset by an increase of $24.4 million in the average loan balance between periods. Our average loan yield declined to 4.41% for the three months ended June 30, 2022, from 4.64% for the three months ended June 30, 2021. The average loan yield for the three months ended June 30, 2021, was favorably impacted by significantly higher net deferred fee recognition from the forgiveness of PPP loans, totaling $512,000 as compared to $69,000 in the quarter ended June 30, 2022. In addition, the three months ended June 30, 2021, was positively impacted by the receipt of $394,000 in interest and late charges from the payoff of a $2.0 million nonperforming loan.

Interest income from investment securities increased $302,000, primarily due to an increase in the average yield of both taxable and non-taxable investment securities and secondarily to a $20.5 million increase in the average balance of taxable investment securities. The average yield of taxable securities increased 46 basis points to 2.36% while the average yield on non-taxable securities increased 25 basis points to 2.13% for the three months ended June 30, 2022, as compared to the same quarter in 2021. The increase in average yields on investment securities during the current quarter, reflects the lagging benefit of variable rate interest-earning assets beginning to reprice higher.

Interest income from interest-earning deposits remained relatively unchanged with a $21,000 increase for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. During these comparative periods, the average yield increased to 0.67% for the three months ended June 30, 2022, from 0.10% for the three months ended June 30, 2021. Excess cash was invested in higher earning assets, resulting in a $42.0 million decrease in the average balance of interest-earning deposits for the three months ended June 30, 2022, as compared to the same period in 2021.

The modest decrease in interest income was more than offset by a $517,000 decrease in deposit interest expense for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The average rate paid on interest-bearing deposits decreased to 0.55% for the three months ended June 30, 2022, as compared to 0.75% for the three months ended June 30, 2021. In addition, average balance of interest-bearing deposits decreased $5.0 million for the three months ended June 30, 2022, as compared to the same period in 2021, including a $89.0 million decrease in the average balance of higher cost retail certificates of deposit that was partially replaced by a $70.0 million increase in lower cost money market accounts.

Interest expense from borrowings decreased $98,000 as a combined result of a $15.7 million decrease in the average balance and a 16 basis point decrease in cost for the three months ended June 30, 2022, as compared to the same period in 2021. Our borrowings are comprised of FHLB advances matched to fixed-rate interest rate swap agreements. Reductions in both the average balance and cost of borrowings was the combined result of the repayment of $25.0 million in FHLB advances due to a maturing interest rate swap agreement, and the $25.0 million of fixed rate FHLB advances secured at lower rates upon the onset of $25.0 million of previously contracted forward-starting interest rate swap agreements in October 2021.

The Company’s net interest margin increased to 3.53% for the three months ended June 30, 2022, from 3.36% for the three months ended June 30, 2021. This increase was primarily due to the 21 basis point reduction in our average cost of interest bearing liabilities outpacing the two basis point reduction in our average yield on interest earning assets between periods. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended June 30, 2022 Compared to June 30, 2021 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(650)	$282	$(368)
Investment securities, taxable	199	97	296
Investment securities, non-taxable	14	(8)	6
Interest-earning deposits with banks	32	(11)	21
FHLB stock	(5)	(7)	(12)
Total net change in income on interest-earning assets	(410)	353	(57)

Interest-bearing liabilities:
Interest-bearing demand	30	(1)	29
Savings	1	—	1
Money market	17	55	72
Certificates of deposit, retail	(293)	(366)	(659)
Brokered deposits	40	—	40
Borrowings	(44)	(54)	(98)
Total net change in expense on interest-bearing liabilities	(249)	(366)	(615)
Total net change in net interest income	$(161)	$719	$558

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2022 and 2021. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,117,079	$12,273	4.41%	$1,092,710	$12,641	4.64%
Investment securities, taxable	175,858	1,034	2.36	155,388	738	1.90
Investment securities, non-taxable	22,961	122	2.13	24,740	116	1.88
Interest-earning deposits with banks	22,010	37	0.67	64,035	16	0.10
FHLB stock	5,905	71	4.82	6,485	83	5.13
Total interest-earning assets	1,343,813	13,537	4.04	1,343,358	13,594	4.06
Noninterest earning assets	87,190			80,768
Total average assets	$1,431,003			$1,424,126

Liabilities and Stockholders' Equity
Interest-bearing demand	$105,260	$51	0.19%	$108,396	$22	0.08%
Savings	23,240	2	0.03	20,875	1	0.02
Money market	599,758	488	0.33	529,643	416	0.32
Certificates of deposit, retail	270,160	817	1.21	359,169	1,476	1.65
Brokered deposits	14,662	40	1.09	—	—	—
Total interest-bearing deposits	1,013,080	1,398	0.55	1,018,083	1,915	0.75
Borrowings	104,835	315	1.21	120,494	413	1.37
Total interest-bearing liabilities	1,117,915	1,713	0.61	1,138,577	2,328	0.82
Noninterest bearing liabilities	154,739			125,360
Average equity	158,349			160,189
Total average liabilities and equity	$1,431,003			$1,424,126
Net interest income		$11,824			$11,266
Net interest margin			3.53%			3.36%

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

During the three months ended June 30, 2022, management evaluated the adequacy of the ALLL and concluded that no provision for loan losses was appropriate. In comparison, a $700,000 recapture of provision for loan losses was made in the three months ended June 30, 2021. This recapture was primarily attributed to the downgrade to substandard and impaired status loans totaling $10.5 million subsequent to an overall financial analysis of a single borrowing relationship. These loans, secured by a bowling alley, roller skating and restaurant location, and a separate hostel business were adversely impacted by the COVID-19 pandemic. These downgrades removed the loans from the calculation of the general allowance to an individual analysis for a specific allowance, however, the analysis concluded that no losses are anticipated from these loans. By omitting these loans from the general allowance calculations, the general allowance was reduced, contributing to the recapture. In addition, loans totaling $2.9 million were upgraded during the quarter ended June 30, 2021, further contributing to the recapture. Partially offsetting these decreases to the general allowance, during the quarter ended June 30, 2021, management downgraded to special mention $6.5 million of loans where the Bank is a participating lender. These loans are secured by medical rehabilitation facilities, adversely impacted by the COVID-19 pandemic. As discussed below, these participation loans were further downgraded to substandard and impaired during the six months ended June 30, 2022. For more information, see Note 5 - Loans Receivable--ALLL.

    Noninterest Income. Noninterest income decreased $12,000 to $961,000 for the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change from Three Months Ended June 30, 2021	Percent Change
	(Dollars in thousands)
BOLI income	$251	$246	$5	2.0%
Wealth management revenue	104	167	(63)	(37.7)
Deposit related fees	246	227	19	8.4
Loan related fees	354	281	73	26.0
Other	6	52	(46)	(88.5)
Total noninterest income	$961	$973	$(12)	(1.2)

    During the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, loan related fee income increased $73,000, including a $25,000 increase in loan prepayment fees. Wealth management revenue decreased $63,000 during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to lower sales volume.

    Noninterest Expense. Noninterest expense increased $1.1 million to $9.3 million for the three months ended June 30, 2022, from $8.2 million for the three months ended June 30, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change from Three Months Ended June 30, 2021	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,478	$5,062	$416	8.2%
Occupancy and equipment	1,205	1,187	18	1.5
Professional fees	731	389	342	87.9
Data processing	692	680	12	1.8
Regulatory assessments	90	113	(23)	(20.4)
Insurance and bond premiums	113	111	2	1.8
Marketing	96	23	73	317.4
Other general and administrative	880	625	255	40.8
Total noninterest expense	$9,285	$8,190	$1,095	13.4

During the three months ended June 30, 2022, salaries and employee benefits increased $416,000 as compared to the three months ended June 30, 2021, primarily due to higher than normal vacancies in staffing in the year ago quarter as 25 open positions were filled during the current quarter and higher incentive commissions were paid for one-to-four family residential loan originations. Professional fees increased $342,000, due in part to fees paid to human resources recruiters to attract employees in this competitive employment environment, along with $151,000 in regulatory examination fees paid in the three months ended June 30, 2022, with no comparable expenses in the three months ended June 30, 2021. Marketing expenses increased $73,000 related to a marketing campaign during the quarter. Other general and administrative expenses increased $255,000, due in part to increased conference attendance, postage relating to the aforementioned marketing expenses, and business entertainment related expenses as business generating opportunities increased this quarter. In addition, the payoff of a $2.0 million nonaccrual loan during the three months ended June 30, 2021 included a $84,000 reimbursement in past legal fees, reflected in other general and administrative expenses for the quarter.

Federal Income Tax Expense. The federal income tax provision decreased to $692,000 for the three months ended June 30, 2022, as compared to $939,000 for the same period in 2021, primarily due to a $1.2 million decrease in income before federal income tax provision.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General. Net income for the six months ended June 30, 2022 was $6.1 million, or $0.66 per diluted share as compared to net income of $6.3 million, or $0.66 per diluted share for the six months ended June 30, 2021. The decrease in net income was primarily the result of a $1.6 million increase in total noninterest expense offsetting the $1.2 million improvement in net interest income and $100,000 increase in the recapture of provision for loan losses between the periods.

Net Interest Income. Net interest income for the six months ended June 30, 2022 was $23.2 million, as compared to $22.0 million for the same period in 2021, due to the decreases in interest expense outpacing the decrease in interest income between the periods.

Interest income decreased by $595,000 for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $991,000 decrease in loan interest income. Our average yields on loans declined to 4.39% in the six months ended June 30, 2022, compared to 4.65% in the six months ended June 30, 2021. The average loan yield for the six months ended June 30, 2021, was positively impacted by significantly higher net deferred fee recognition from the forgiveness of PPP loans, totaling $1.2 million as compared to $240,000 in the current period. In addition, the prior year period included $394,000 in interest and late charges received from the payoff of a $2.0 million nonperforming loan. Slightly offsetting the decline in loan yields, the average balance of net loans receivable increased $20.2 million between the comparative periods.

Interest income from investment securities increased $385,000, primarily as a result of an increase in both the average yield and average balance of taxable investment securities. The average yield of taxable securities increased 27 basis points to 2.18% for the six months ended June 30, 2022, from 1.91% for the six months ended June 30, 2021. The average balance of taxable investment securities increased $14.3 million for the six months ended June 30, 2022, as compared to the same period in 2021.

Interest income from interest-earning deposits increased $28,000 increase for the six months ended June 30, 2022, as compared to the same period in 2021, with an increase in average yield to 0.31% from 0.10%, partially offset by a $22.4 million decrease in the average balance of these funds between these comparative periods.

A $1.8 million decrease in interest expense for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 more than offset the decrease in interest income between the periods. The average cost of interest-bearing deposits decreased 32 basis points between the periods, as a combined result of the declining interest rate environment and a shift in balances from higher cost certificates of deposit into money market accounts. Interest expense for retail certificates of deposit decreased $1.7 million due to a decrease of $98.3 million in average balances and a 58 basis point reduction in the average cost of retail certificates of deposit between periods. Slightly offsetting this improvement, interest expense on money market accounts increased $60,000 due primarily to an increase of $104.2 million in average balances between periods. Also partially offsetting this improvement in interest expense, brokered deposit interest expense totaled $40,000 in the six months ended June 30, 2022, compared to none in the prior year period. During the six months ended June 30, 2022, the Bank supplemented its funding needs with brokered deposits as they were deemed the most appropriate alternative outside of its retail branch network.

Interest expense on borrowings declined $217,000 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The average cost of borrowings decreased to 1.24% for the six months ended June 30, 2022, from 1.40% for the six months ended June 30, 2021, and the average balance decreased by $20.3 million between periods. Reductions in both the average balance and cost of borrowings was primarily due to the repayment of $25.0 million in FHLB advances due to a maturing interest rate swap agreement, and the $25.0 million of fixed rate FHLB advances secured at lower rates upon the onset of $25.0 million of previously contracted forward-starting interest rate swap agreements in October 2021.
The Company’s net interest margin increased to 3.48% for the six months ended June 30, 2022, from 3.34% for the six months ended June 30, 2021. This is due primarily to the improvement in interest expense outpacing the decline in interest income, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2022 Compared to June 30, 2021 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,458)	$467	$(991)
Investment securities, taxable	219	135	354
Investment securities, no-taxable	13	18	31
Interest-earning deposits with banks	39	(11)	28
FHLB stock	2	(19)	(17)
Total net change in income on interest-earning assets	(1,185)	590	(595)

Interest-bearing liabilities:
Interest-bearing demand	23	(2)	21
Money market	(107)	167	60
Certificates of deposit, retail	(805)	(874)	(1,679)
Brokered deposits	40	—	40
Borrowings	(77)	(140)	(217)
Total net change in expense on interest-bearing liabilities	(926)	(849)	(1,775)
Total net change in net interest income	$(259)	$1,439	$1,180

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2022 and 2021. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,116,258	$24,274	4.39%	$1,096,019	$25,265	4.65%
Investments available-for-sale	161,534	1,746	2.18	147,282	1,392	1.91
Investments held-to-maturity	23,794	241	2.04	21,946	210	1.93
Interest-earning deposits with banks	35,856	56	0.31	58,218	28	0.10
FHLB stock	5,687	145	5.14	6,449	162	5.07
Total interest-earning assets	1,343,129	26,462	3.97	1,329,914	27,057	4.10
Noninterest earning assets	84,419			79,338
Total average assets	$1,427,548			$1,409,252

Liabilities and Stockholders' Equity
Interest-bearing demand	$102,576	$70	0.14%	$105,982	$49	0.09%
Statement savings	23,468	3	0.03	20,317	3	0.03
Money market	608,034	866	0.29	503,820	806	0.32
Certificates of deposit, retail	278,859	1,676	1.21	377,130	3,355	1.79
Brokered deposits	7,317	40	1.10	—	—	—
Total interest-bearing deposits	1,020,254	2,655	0.52	1,007,249	4,213	0.84
Borrowings	99,945	615	1.24	120,249	832	1.40
Total interest-bearing liabilities	1,120,199	3,270	0.59	1,127,498	5,045	0.90
Noninterest bearing liabilities	148,798			122,725
Average equity	158,551			159,029
Total average liabilities and equity	$1,427,548			$1,409,252
Net interest income		$23,192			$22,012
Net interest margin			3.48%			3.34%

Provision for Loan Losses. During the six months ended June 30, 2022, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $500,000 was appropriate for the period. This recapture was primarily attributed to the downgrade to substandard and impaired status of a $6.4 million participation interest in a commercial loan secured by medical rehabilitation facilities and a $1.7 million multifamily loan subsequent to an overall financial analysis of a single borrowing relationship with multiple other loans that were previously downgraded to substandard and impaired status. These downgrades removed the loans form the calculation of the general allowance to an individual analysis for a specific allowance, however, the analysis concluded that no losses are anticipated from these loans. By omitting these loans from the general allowance calculations, the general allowance was reduced, contributing to the recapture. Partially offsetting these decreases in the general allowance, a $6.3 million participating interest in a loan secured by a nursing home facility was downgraded to special mention due to continued reduced occupancy as a result of the COVID-19 pandemic. In addition, changes in the composition of our loan portfolio, with growth in lower lower risk one-to-four family residential and multifamily loans, including over $20.0 million in loans that converted from construction loans to permanent multifamily loans during the period, and reduced balances in higher risk construction/land development loans contributed to the recapture of provision for the six months ended June 30, 2022. In comparison, a $400,000 provision for loan losses was recognized for the six months ended June 30, 2021, primarily the result of downgrades on $10.5 million of loans to the single lending relationship discussed above. These loans, secured by a bowling alley, roller skating and restaurant location, and a separate hostel business were adversely impacted by the COVID-19 pandemic. For more information, see Note 5 - Loans Receivable - ALLL.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
ALLL as a percent of total loans	1.33%	1.35%
ALLL at period end	$15,125	$14,878
Total loans outstanding	1,135,050	1,098,220

Non-accrual loans as a percentage of total loans outstanding at period end	—%	—%
Total non-accrual loans	$—	$—
Total loans outstanding	1,135,050	1,098,220

ALLL as a percent of non-accrual loans at period end	n/a	n/a
ALLL at period end	$15,125	$14,878
Total non-accrual loans	—	—

Net recoveries during period to average loans outstanding:
One-to-four family residential:	—%	0.03%
Net recoveries during period	$5	$104
Average loans receivable, net (1)	406,687	374,126
Multifamily:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	136,341	139,309
Commercial:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	411,847	380,234
Construction/land development:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	79,711	90,164
Business:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	33,481	72,183
Consumer:	(0.08)%	—%
Net recoveries during period	$(37)	$—
Average loans receivable, net (1)	48,191	40,003
Total loans:	—%	0.01%
Net recoveries during period	(32)	104
Average loans receivable, net (1)	1,116,258	1,096,019
_______________
(1) The average loans receivable, net balances, include nonaccruing loans and deferred fees.

Noninterest Income. Total noninterest income was virtually unchanged at $1.7 million at both the six months ended June 30, 2022 and 2021, increasing by $13,000 between periods. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change from Six Months Ended June 30, 2021	Percent Change
	(Dollars in thousands)
BOLI income	$539	$515	$24	4.7%
Wealth management revenue	187	327	(140)	(42.8)
Deposit related fees	460	426	34	8.0
Loan related fees	553	413	140	33.9
Other	11	56	(45)	(80.4)
Total noninterest income	$1,750	$1,737	$13	0.7

Noninterest income from loan related fees increased by $140,000 for the six months ended June 30, 2022, as compared to the same period in 2021, primarily as a result of an $86,000 increase in loan prepayment fees. Deposit related fees increased $34,000, primarily from debit card related service fees reflecting increased usage as businesses reopened in our markets. BOLI income increased $24,000 as a result of additional policies purchased in 2021. Wealth management revenue decreased $140,000 primarily due to a reduction in sales, impacted in part by reduced sales personnel/staff turnover.

Noninterest Expense. Noninterest expense increased $1.6 million to $17.9 million to for the six months ended June 30, 2022, as compared to $16.3 million for the same period in 2021.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change from Six Months Ended June 30, 2021	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$10,738	$10,007	$731	7.3%
Occupancy and equipment	2,433	2,286	147	6.4
Professional fees	1,183	921	262	28.4
Data processing	1,369	1,377	(8)	(0.6)
Regulatory assessments	191	235	(44)	(18.7)
Insurance and bond premiums	242	235	7	3.0
Marketing	133	53	80	150.9
Other general and administrative	1,622	1,205	417	34.6
Total noninterest expense	$17,911	$16,319	$1,592	9.8

During the six months ended June 30, 2022, as compared to the same period in 2021, salaries and employee benefits increased $731,000 primarily due to an increase in the number of employees, with a higher than normal vacancies in staffing in the year ago period, and higher incentive commissions paid for increased production of one-to-four family residential loans. Occupancy and equipment expense increased $147,000 during the six months ended June 30, 2022, due to increases in facilities/repairs expense of $62,000, lease expenses of $47,000, and office improvements of $36,000 between the periods. Professional fees increased $262,000 for the six months ended June 30, 2022, as compared to the same prior year period, due to primarily to $151,000 in regulatory exam expenses incurred in 2022 with no such similar expenses in 2021. Partially offsetting these increases, the payoff of a $2.0 million nonaccrual loan included a $84,000 reimbursement in past legal fees, as reflected in other general and administrative expenses above. Other general and administrative expenses increased $417,000 in the six months ended June 30, 2022, due to a number of factors, including increased marketing efforts, outbound calling, travel, and business development efforts.

    Federal Income Tax Expense. The federal income tax provision decreased $60,000 for the six months ended June 30, 2022, primarily as a result of a $299,000 decrease in income before federal income taxes for the six months ended June 30, 2022, as compared to the same period in 2021.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At June 30, 2022, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $43.0 million and $32.1 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2022, totaled $158.3 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the second quarter of 2022, to support our balance sheet growth and fund deposit outflow, we supplemented our funding with $53.3 million brokered deposits as their rates and terms were deemed most appropriate to achieve our asset/liability objectives. At June 30, 2022, brokered deposits consisted of $28.3 million of brokered certificates of deposit and $25.0 million of interest-bearing demand deposits. At June 30, 2022, the Bank maintained credit facilities with the FHLB totaling $636.8 million, subject to qualifying collateral limits that reduced our pledged collateral to $399.3 million, with an outstanding balance of $95.0 million. As further funding sources, we also had the ability to borrow $74.6 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at June 2022. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2022 we expect cash expenditures of $950,000 for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $1.1 million, based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

At June 30, 2022, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2022, will include (i) $424,000 of operating lease payments and (ii) other future obligations and accrued expenses of $19.9 million. At June 30, 2022, our $95.0 million in FHLB borrowings are all short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2022. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $156.9 million at June 30, 2022. Consistent with our goal to operate a sound and profitable financial organization we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of June 30, 2022, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of June 30, 2022: Total capital to risk-weighted assets was 15.47%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.22%; and Tier 1 capital to total assets was 10.53%. At June 30, 2022, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2022, the Bank’s capital conservation buffer was 7.47%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2021 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2022, the Bank held seven interest rate swap agreements with a total notional amount of $95.0 million, a weighted-average fixed interest rate of 1.05%, and weighted average remaining maturity of 53 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

    Interest rate contracts, however, may expose us to the risk of loss associated with variations in the spread between the interest rate contract and the hedged item. In addition, these contracts carry volatility risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated. If any interest rate swap we enter into proves ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows. in addition, we may determine that it is appropriate to unwind some or all of our derivative instruments, based on our assessments of the continued appropriateness of our balance sheet risks and derivative positions.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 60.0% of our net loans were adjustable-rate loans at June 30, 2022. At that date, $365.3 million, or 53.6%, of these loans with a weighted-average interest rate of 3.97% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At June 30, 2022, the Bank’s net loans receivable included $133.8 million of prime based loans, of which $2.7 million were at a floor rate that exceeded their fully indexed rate.

The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

June 30, 2022
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$465
26 - 50 bps	579
51 - 75 bps	976
76 - 100 bps	680
$2,700

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

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2022
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$48,320	(2.80)%
+200	48,767	(1.90)
+100	49,282	(0.87)
Base	49,714	—
(100)	49,157	(1.12)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$231,135	$(35,359)	(13.27)%	17.05%	(2.44)%	$1,355,927
+200	243,491	(23,003)	(8.63)	17.56	(1.59)	1,386,955
+100	255,656	(10,838)	(4.07)	18.02	(0.75)	1,418,959
Base	266,494	—	—	18.37	—	1,450,908
(100)	270,884	4,390	1.65	18.27	0.30	1,482,638
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

At June 30, 2022, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2022	—	$—	—	437,284
May 1 - May 31, 2022	14,030	16.60	14,030	423,254
June 1 - June 30, 2022	2,897	16.87	2,897	420,357
	16,927	16.65	16,927	420,357

On August 16, 2021, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 476,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced August 16, 2021, and expired on February 15, 2022. At the expiration of the plan, 459,732 shares had been purchased at an average price of $16.83 per share. On February 11 2022, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 455,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced on February 18, 2022, and will expire no later than September 16, 2022. At June 30, 2022, the Company had repurchased 34,643 shares under this repurchase plan at an average price of $16.83 per share under the plan.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 11, 2022	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2022	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)