Form 10-Q
period 2022-09-30
First Financial Northwest, Inc.
filed 2022-11-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 8, 2022, 9,127,595 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	September 30, 2022	December 31, 2021
Assets
	(Unaudited)
Cash on hand and in banks	$9,684	$7,246
Interest-earning deposits with banks	15,227	66,145
Investments available-for-sale, at fair value	221,278	168,948
Investments held-to-maturity, at amortized cost	2,438	2,432
Loans receivable, net of allowance of $14,726, and $15,657	1,143,348	1,103,461
Federal Home Loan Bank ("FHLB") stock, at cost	7,712	5,465
Accrued interest receivable	6,261	5,285
Deferred tax assets, net	2,355	850
Premises and equipment, net	21,608	22,440
Bank owned life insurance ("BOLI"), net	36,064	35,210
Prepaid expenses and other assets	13,605	3,628
Right of use asset (“ROU”), net	3,260	3,646
Goodwill	889	889
Core deposit intangible, net	582	684
Total assets	$1,484,311	$1,426,329

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$118,842	$117,751
Interest-bearing deposits	1,030,594	1,039,723
Total deposits	1,149,436	1,157,474
FHLB advances	150,000	95,000
Advance payments from borrowers for taxes and insurance	5,033	2,909
Lease liability, net	3,441	3,805
Accrued interest payable	185	112
Other liabilities	18,326	9,150
Total liabilities	1,326,421	1,268,450

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,127,595 shares at September 30, 2022, and 9,125,759 shares at December 31, 2021	91	91
Additional paid-in capital	72,295	72,298
Retained earnings	92,928	86,162
Accumulated other comprehensive (loss) income, net of tax	(7,424)	174
Unearned Employee Stock Ownership Plan ("ESOP") shares	—	(846)
Total stockholders' equity	157,890	157,879
Total liabilities and stockholders' equity	$1,484,311	$1,426,329

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$13,618	$12,508	$37,893	$37,772
Investment securities	1,609	818	3,595	2,420
Interest-earning deposits with banks	125	24	181	53
Dividends on FHLB stock	83	84	228	247
Total interest income	15,435	13,434	41,897	40,492
Interest expense
Deposits	2,326	1,612	4,982	5,826
FHLB advances and other borrowings	392	431	1,006	1,263
Total interest expense	2,718	2,043	5,988	7,089
Net interest income	12,717	11,391	35,909	33,403
(Recapture of provision) provision for loan losses	(400)	100	(900)	(300)
Net interest income after (recapture of provision) provision for loan losses	13,117	11,291	36,809	33,703
Noninterest income
BOLI income	243	377	782	891
Wealth management revenue, net	89	64	276	391
Deposit related fees	245	228	705	654
Loan related fees	195	300	748	714
Other	6	30	17	86
Total noninterest income	778	999	2,528	2,736
Noninterest expense
Salaries and employee benefits	5,417	4,856	16,156	14,863
Occupancy and equipment	1,188	1,116	3,621	3,403
Professional fees	549	502	1,732	1,423
Data processing	675	626	2,044	2,003
Regulatory assessments	105	121	295	356
Insurance and bond premiums	112	106	354	341
Marketing	92	64	226	116
Other general and administrative	876	942	2,497	2,146
Total noninterest expense	9,014	8,333	26,925	24,651
Income before federal income tax provision	4,881	3,957	12,412	11,788
Federal income tax provision	935	758	2,398	2,281
Net income	$3,946	$3,199	$10,014	$9,507
Basic earnings per common share	$0.44	$0.34	$1.11	$1.01
Diluted earnings per common share	$0.43	$0.34	$1.10	$0.99
Basic weighted average number of common shares outstanding	8,981,037	9,314,456	8,983,806	9,412,196
Diluted weighted average number of common shares outstanding	9,068,541	9,446,702	9,088,206	9,514,165

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,946	$3,199	$10,014	$9,507
Other comprehensive (loss) income, before tax:
Unrealized holding losses on investments available-for-sale	(6,486)	(761)	(19,187)	(1,192)
Tax effect	1,362	160	4,029	251
Gains on cash flow hedges	3,182	553	9,569	3,337
Tax effect	(668)	(116)	(2,009)	(701)
Other comprehensive (loss) income, net of tax	(2,610)	(164)	(7,598)	1,695
Total comprehensive income	$1,336	$3,035	$2,416	$11,202

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at June 30, 2022	9,091,533	$91	$71,835	$90,066	$(4,814)	$(282)	$156,896
Net income	—	—	—	3,946	—	—	3,946
Other comprehensive loss, net of tax	—	—	—	—	(2,610)	—	(2,610)
Exercise of stock options	50,000	—	407	—	—	—	407
Issuance of common stock - restricted stock awards, net(1)	13,332	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	327	—	—	—	327
Allocation of 28,214 ESOP shares	—	—	148	—	—	282	430
Repurchase and retirement of common stock	(27,270)	—	(422)	—	—	—	(422)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,084)	—	—	(1,084)
Balances at September 30, 2022	9,127,595	$91	$72,295	$92,928	$(7,424)	$—	$157,890
(1) These shares were forfeited.

	Nine Months Ended September 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	10,014	—	—	10,014
Other comprehensive loss, net of tax	—	—	—	—	(7,598)	—	(7,598)
Exercise of stock options	54,481	(1)	455	—	—	—	454
Issuance of common stock - restricted stock awards, net	45,544	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	641	—	—	—	641
Allocation of 84,640 ESOP shares	—	—	526	—	—	846	1,372
Repurchase and retirement of common stock	(84,981)	1	(1,399)	—	—	—	(1,398)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividend declared and paid ($0.36 per share)	—	—	—	(3,248)	—	—	(3,248)
Balances at September 30, 2022	9,127,595	$91	$72,295	$92,928	$(7,424)	$—	$157,890

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,014	$9,507
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(900)	(300)
Loss on sale of OREO property, net	—	207
Net amortization of premiums and discounts on investments	593	807
Depreciation of premises and equipment	1,642	1,607
Loss on disposal of premises and equipment	—	1
Deferred federal income taxes	515	445
Allocation of ESOP shares	1,372	1,227
Stock compensation expense	641	558
BOLI income	(782)	(891)
Annuity income	(6)	(20)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(306)	(715)
Decrease in ROU	542	567
Increase in advance payments from borrowers for taxes and insurance	2,124	2,577
Increase in accrued interest receivable	(976)	(173)
Decrease in lease liability	(520)	(547)
Increase (decrease) in accrued interest payable	73	(5)
Increase (decrease) in other liabilities	9,176	(669)
Net cash provided by operating activities	23,202	14,183

Cash flows from investing activities:
Proceeds from sales of OREO properties	—	247
Proceeds from calls and maturities of investments available-for-sale	3,781	10,000
Principal repayments on investments available-for-sale	13,796	13,621
Purchases of investments available-for-sale	(89,687)	(76,130)
Net increase in loans receivable	(38,987)	(787)
Purchase of FHLB stock	(2,247)	(55)
Purchase of premises and equipment	(810)	(1,657)
Proceeds from BOLI death benefit settlement	—	1,086
Purchase of BOLI	(72)	(2,155)
Net cash used by investing activities	(114,226)	(55,830)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net (decrease) increase in deposits	$(8,038)	$48,103
Advances from the FHLB	105,000	—
Repayments of advances from the FHLB	(50,000)	—
Proceeds from stock options exercises	454	64
Net share settlement of stock awards	(226)	(38)
Repurchase and retirement of common stock	(1,398)	(4,751)
Dividends paid	(3,248)	(3,108)
Net cash provided by financing activities	42,544	40,270

Net decrease in cash and cash equivalents	(48,480)	(1,377)
Cash and cash equivalents at beginning of period	73,391	80,489
Cash and cash equivalents at end of period	$24,911	$79,112

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$5,915	$7,094
Federal income taxes paid	2,000	2,445

Noncash items:
Change in unrealized loss on investments available-for-sale	$(19,187)	$(1,192)
Change in unrealized gain on cash flow hedge	9,569	3,337
Initial recognition of ROU	156	758
Initial recognition of lease liability	156	758

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

At September 30, 2022, First Financial Northwest Bank operated in fifteen locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC (“2021 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company is in the process of compiling historical and industry data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2023, and as a result, the ALLL may increase. Until the evaluation is complete, however, the magnitude of the increase will not be known.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the Bank was no longer initiating or renewing loans using LIBOR as an index. As of September 30, 2022, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company does not expect this ASU to have a material impact on its business operations and Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$13,158	$—	$(1,928)	$11,230
Freddie Mac	13,753	—	(1,806)	11,947
Ginnie Mae	29,843	—	(1,660)	28,183
Other	35,051	—	(1,735)	33,316
Municipal bonds	37,065	—	(7,272)	29,793
U.S. Government agencies	78,400	10	(2,175)	76,235
Corporate bonds	32,998	—	(2,424)	30,574
Total	$240,268	$10	$(19,000)	$221,278

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,920	$146	$(88)	$12,978
Freddie Mac	13,039	115	(330)	12,824
Ginnie Mae	23,728	105	(146)	23,687
Other	11,278	47	(61)	11,264
Municipal bonds	36,078	677	(289)	36,466
U.S. Government agencies	41,711	61	(338)	41,434
Corporate bonds	29,997	505	(207)	30,295
Total	$168,751	$1,656	$(1,459)	$168,948

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2022 and December 31, 2021.

    The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,045	$(1,091)	$3,177	$(837)	$11,222	$(1,928)
Freddie Mac	4,701	(272)	6,508	(1,534)	11,209	(1,806)
Ginnie Mae	17,141	(804)	11,042	(856)	28,183	(1,660)
Other	26,398	(1,504)	4,007	(231)	30,405	(1,735)
Municipal bonds	15,740	(2,803)	14,053	(4,469)	29,793	(7,272)
U.S. Government agencies	54,528	(1,732)	21,003	(443)	75,531	(2,175)
Corporate bonds	25,861	(2,138)	4,713	(286)	30,574	(2,424)
Total	$152,414	$(10,344)	$64,503	$(8,656)	$216,917	$(19,000)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,279	$(88)	$—	$—	$6,279	$(88)
Freddie Mac	4,709	(233)	3,214	(97)	7,923	(330)
Ginnie Mae	18,539	(146)	—	—	18,539	(146)
Other	4,815	(61)	—	—	4,815	(61)
Municipal bonds	18,805	(264)	1,059	(25)	19,864	(289)
U.S. Government agencies	10,123	(34)	21,682	(304)	31,805	(338)
Corporate bonds	985	(15)	3,809	(192)	4,794	(207)
Total	$64,255	$(841)	$29,764	$(618)	$94,019	$(1,459)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). The Company had 131 securities and 51 securities in an unrealized loss position, with 38 and 14 of these securities in an unrealized loss position for 12 months or more, at September 30, 2022, and December 31, 2021, respectively. Management does not believe that any individual unrealized loss as of September 30, 2022, or December 31, 2021, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2022, and December 31, 2021, and determined that an OTTI charge was not warranted.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The amortized cost and estimated fair value of investments available-for-sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$5,998	$5,927
Due after one year through five years	44,023	42,702
Due after five years through ten years	28,857	26,173
Due after ten years	69,585	61,800
	148,463	136,602
Mortgage-backed investments	91,805	84,676
Total	$240,268	$221,278

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $21.3 million and $23.1 million were pledged as collateral for public deposits at September 30, 2022, and December 31, 2021, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and nine months ended September 30, 2022, there were $399,000 and $3.8 million, respectively, in calls and maturities on investment securities with no gain or loss generated. For the three months ended September 30, 2021, there were no calls or maturities of investment securities. For the nine months ended September 30, 2021, there were $10.0 million in calls and maturities on investment securities with no gain or loss generated. There were no sales of investment securities during the three and nine months ended September 30, 2022 and 2021.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At September 30, 2022, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$221,212	$185,320
Permanent non-owner occupied	228,223	199,796
	449,435	385,116

Multifamily	132,755	130,146

Commercial real estate	413,486	419,417

Construction/land:
One-to-four family residential	41,606	34,677
Multifamily	15,500	37,194
Commercial	—	6,189
Land	15,518	15,395
	72,624	93,455

Business	32,054	46,590

Consumer	57,619	44,812

Total loans	1,157,973	1,119,536

Less:
Deferred loan (costs) fees, net	(101)	418
ALLL	14,726	15,657
Loans receivable, net	$1,143,348	$1,103,461

    At September 30, 2022, loans totaling $558.3 million were pledged to secure borrowings from the FHLB compared to $561.4 million at December 31, 2021. In addition, loans totaling $93.7 million and $120.0 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at September 30, 2022 and December 31, 2021, respectively.

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

•Grade 6: These credits, classified as “special mention”, possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. If left uncorrected, these potential weaknesses may result in deterioration in

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company’s credit position at a future date.Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

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

    As of September 30, 2022, and December 31, 2021, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2022, and December 31, 2021 by type and risk category:

	September 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$446,999	$128,813	$348,049	$72,624	$32,054	$57,083	$1,085,622
Pass, grade 5 (watch)	1,669	2,300	14,947	—	—	135	19,051
Special mention	728	—	4,677	—	—	208	5,613
Substandard	39	1,642	45,813	—	—	193	47,687
Total loans	$449,435	$132,755	$413,486	$72,624	$32,054	$57,619	$1,157,973

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$383,276	$126,149	$351,241	$91,202	$46,590	$44,379	$1,042,837
Pass, grade 5 (watch)	911	3,997	23,019	2,253	—	33	30,213
Special mention	929	—	11,127	—	—	221	12,277
Substandard	—	—	34,030	—	—	179	34,209
Total loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536

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

At September 30, 2022, total loans receivable included $1.2 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) as compared to $22.4 million at September 30, 2021. Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,692	$1,296	$6,187	$1,357	$998	$1,595	$15,125
Recoveries	1	—	—	—	—	—	1
Provision (recapture)	109	(30)	(789)	176	(41)	175	(400)
Ending balance	$3,802	$1,266	$5,398	$1,533	$957	$1,770	$14,726

	At or For the Nine Months Ended September 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657
Charge-offs	—	—	—	—	—	(37)	(37)
Recoveries	6	—	—	—	—	—	6
Provision (recapture)	582	(13)	(1,217)	(531)	(155)	434	(900)
Ending balance	$3,802	$1,266	$5,398	$1,533	$957	$1,770	$14,726

ALLL by category:
General allowance	$3,787	$1,266	$5,398	$1,533	$957	$1,770	$14,711
Specific allowance	15	—	—	—	—	—	15

Loans:
Total loans	$449,435	$132,755	$413,486	$72,624	$32,054	$57,619	$1,157,973
Loans collectively evaluated for impairment	447,571	131,113	367,673	72,624	32,054	57,619	1,108,654
Loans individually evaluated for impairment	1,864	1,642	45,813	—	—	—	49,319

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$1,377	$5,914	$2,385	$1,133	$1,077	$14,878
Recoveries	79	—	—	—	—	—	79
Provision (Recapture)	99	9	127	(128)	(135)	128	100
Ending balance	$3,170	$1,386	$6,041	$2,257	$998	$1,205	$15,057

	At or For the Nine Months Ended September 30, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Recoveries	183	—	—	—	—	—	183
(Recapture) provision	(194)	20	(86)	68	(244)	136	(300)
Ending balance	$3,170	$1,386	$6,041	$2,257	$998	$1,205	$15,057

ALLL by category:
General allowance	$3,148	$1,386	$6,041	$2,257	$998	$1,205	$15,035
Specific allowance	22	—	—	—	—	—	22

Loans:
Total loans	$382,676	$143,806	$392,356	$101,288	$54,748	$42,484	$1,117,358
Loans collectively evaluated for impairment	380,268	143,806	366,640	101,288	54,748	42,484	1,089,234
Loans individually evaluated for impairment	2,408	—	25,716	—	—	—	28,124

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2022, loans past due were $406,000, representing 0.04% of total loans receivable. At December 31, 2021, loans past due totaled $255,000, representing 0.02% of total loans receivable. The following tables represent a summary of the aging of loans by type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of September 30, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$44	$—	$39	$83	$221,129	$221,212
Non-owner occupied		—	—	—	228,223	228,223
Multifamily	—	—	—	—	132,755	132,755
Commercial real estate	—	—	—	—	413,486	413,486
Construction/land	—		—	—	72,624	72,624
Total real estate	44	—	39	83	1,068,217	1,068,300
Business	—	—	—	—	32,054	32,054
Consumer	130	—	193	323	57,296	57,619
Total loans	$174	$—	$232	$406	$1,157,567	$1,157,973
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2022.

	Loans Past Due as of December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$185,320	$185,320
Non-owner occupied	—	—	—	—	199,796	199,796
Multifamily	—	—	—	—	130,146	130,146
Commercial real estate	—	—	—	—	419,417	419,417
Construction/land	—	—	—	—	93,455	93,455
Total real estate	—	—	—	—	1,028,134	1,028,134
Business	76	—	—	76	46,514	46,590
Consumer	179	—	—	179	44,633	44,812
Total loans	$255	$—	$—	$255	$1,119,281	$1,119,536
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2021.

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. At September 30, 2022 nonaccrual loans totaled $232,000, comprised of a $193,000 consumer loan and a $39,000 one-to-four family residential loan. There were no nonaccrual loans at December 31, 2021.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$449,396	$132,755	$413,486	$72,624	$32,054	$57,426	$1,157,741
Nonperforming	39	—	—	—	—	193	232
Total loans	$449,435	$132,755	$413,486	$72,624	$32,054	$57,619	$1,157,973
_____________

(1) There were $221.2 million of owner-occupied one-to-four family residential loans and $228.2 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At September 30, 2022, and December 31, 2021, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2022
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$214	$216	$—
Non-owner occupied	648	648	—
Multifamily	1,642	1,642	—
Commercial real estate	45,813	45,813	—
Total	48,317	48,319	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	488	535	1
Non-owner occupied	514	514	14
Total	1,002	1,049	15

Total impaired loans:
One-to-four family residential:
Owner occupied	702	751	1
Non-owner occupied	1,162	1,162	14
Multifamily	1,642	1,642	—
Commercial real estate	45,813	45,813	—
Total	$49,319	$49,368	$15
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$195	$3	$186	$10
Non-owner occupied	774	11	843	33
Multifamily	1,647	17	1,238	52
Commercial real estate	42,882	513	39,992	1,471
Total	45,498	544	42,259	1,566

Loans with an allowance:
One-to-four family residential:
Owner occupied	489	7	491	21
Non-owner occupied	515	9	517	27
Total	1,004	16	1,008	48

Total impaired loans:
One-to-four family residential:
Owner occupied	684	10	677	31
Non-owner occupied	1,289	20	1,360	60
Multifamily	1,647	17	1,238	52
Commercial real estate	42,882	513	39,992	1,471
Total	$46,502	$560	$43,267	$1,614

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$181	$3	$227	$9
Non-owner occupied	926	16	955	47
Multifamily	—	—	1,035	—
Commercial real estate	26,356	192	21,485	662
Total	27,463	211	23,702	718

Loans with an allowance:
One-to-four family residential:
Owner occupied	497	7	499	24
Non-owner occupied	812	13	815	39
Total	1,309	20	1,314	63

Total impaired loans:
One-to-four family residential:
Owner occupied	678	10	726	33
Non-owner occupied	1,738	29	1,770	86
Multifamily	—	—	1,035	—
Commercial real estate	26,356	192	21,485	662
Total	$28,772	$231	$25,016	$781

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructurings. Certain loan modifications are accounted for as TDRs. At September 30, 2022, and December 31, 2021, TDRs totaled $1.8 million and $2.1 million, respectively. At September 30, 2022, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified as a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL during the three and nine months ended September 30, 2022 and 2021.

There were no TDR modifications during the nine months ended September 30, 2022. The following table presents TDR modifications during the nine months ended September 30, 2021, and the recorded investment prior to and after the modification.

	Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Advancement of maturity date	3	1,355	1,355
Commercial real estate:
Advancement of maturity date	1	$1,241	$1,241
Total	4	$2,596	$2,596

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2022, and September 30, 2021, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. As of both September 30, 2022, and 2021, the Bank had no OREO properties.

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

•Derivatives: The fair value of derivatives is based on pricing models utilizing observable market data and discounted cash flow methodologies.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$11,230	$—	$11,230	$—
Freddie Mac	11,947	738	11,209	—
Ginnie Mae	28,183	—	28,183	—
Other	33,316	2,911	30,405	—
Municipal bonds	29,793	—	29,793	—
U.S. Government agencies	76,235	38,366	37,869	—
Corporate bonds	30,574	—	30,574	—
Total available-for-sale investments	221,278	42,015	179,263	—
Derivative fair value asset	11,059	—	11,059	—
Total	$232,337	$42,015	$190,322	$—

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2022, and December 31, 2021:

	Fair Value Measurements at September 30, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$49,304	$—	$—	$49,304
Total	$49,304	$—	$—	$49,304
_____________
(1) Total fair value of impaired loans is net of $15,000 of specific allowances on performing TDRs.

	Fair Value Measurements at December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$36,118	$—	$—	$36,118
Total	$36,118	$—	$—	$36,118
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

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$49,304	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$36,118	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,684	$9,684	$9,684	$—	$—
Interest-earning deposits with banks	15,227	15,227	15,227	—	—
Investments available-for-sale	221,276	221,276	42,015	179,261	—
Investments held-to-maturity	2,438	2,438	—	2,438	—
Loans receivable, net	1,143,347	1,111,768	—	—	1,111,768
FHLB stock	7,712	7,712	—	7,712	—
Accrued interest receivable	6,261	6,261	—	6,261	—
Derivative fair value asset	11,059	11,059	—	11,059	—

Financial Liabilities:
Deposits	811,371	811,371	811,371	—	—
Certificates of deposit, retail	264,454	255,741	—	255,741	—
Brokered deposits	73,611	73,486	—	73,486	—
Advances from the FHLB	150,000	149,986	—	149,986	—
Accrued interest payable	185	185	—	185	—

	December 31, 2021
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,246	$7,246	$7,246	$—	$—
Interest-earning deposits with banks	66,145	66,145	66,145	—	—
Investments available-for-sale	168,948	168,948	3,767	165,181	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,103,461	1,109,887	—	—	1,109,887
FHLB stock	5,465	5,465	—	5,465	—
Accrued interest receivable	5,285	5,285	—	5,285	—
Derivative fair value asset	1,491	1,491	—	1,491	—

Financial Liabilities:
Deposits	863,347	863,347	863,347	—	—
Certificates of deposit, retail	294,127	295,929	—	295,929	—
Advances from the FHLB	95,000	95,003	—	95,003	—
Accrued interest payable	112	112	—	112	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At September 30, 2022, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 0.3 years to 8.3 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2022, the Company was committed to paying $71,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the nine months ended September 30, 2022, and 2021.

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Lease expense, quarter-to-date	$270	$276
Lease expense, year-to-date	835	794
ROU	3,260	3,838
Lease liability	3,441	3,994

Weighted average remaining term, years	5.8 years	6.4 years
Weighted average discount rate	1.98%	1.91%

The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2022 and the discounted lease liability at that date:

September 30, 2022
(in thousands)
Due through one year	$814
Due after one year through two years	709
Due after two years through three years	622
Due after three years through four years	405
Due after four years through five years	296
Due after five years	804
Total minimum lease payments	3,650
Less: present value discount	209
Lease liability	$3,441

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At September 30, 2022, the cash flow hedges have a total notional amount of $95.0 million and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. These hedging instruments have four to eight year terms, with remaining terms ranging from 1.1 years to 7.0 years, a weighted average remaining term of 50 months, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At September
 30, 2022, a $11.1 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $8.7 million was included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the quarters ended September 30, 2022 or 2021, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of September 30, 2022 and December 31, 2021:

	Balance Sheet Location	Fair Value at September 30, 2022	Fair Value at December 31, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets/(Other Liabilities)	$11,059	$1,491

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended September 30, 2022	Amount Recognized in OCI for the three months ended September 30, 2021	Amount Recognized in OCI for the nine months ended September 30, 2022	Amount Recognized in OCI for the nine months ended September 30, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$2,514	$437	$7,560	$2,636

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards were made. At September 30, 2022, there were 969,834 total shares available for grant under the 2016 Plan, including 184,917 shares available to be granted as restricted stock.

For the three months ended September 30, 2022 and 2021, total compensation expense for the 2016 Plan was $327,000 and $315,000, respectively, and the related income tax benefit was $69,000 and $66,000, respectively. For the nine months ended September 30, 2022 and 2021, total compensation expense for the 2016 Plan was $641,000 and $558,000, respectively, and the related income tax benefit was $135,000 and $117,000, respectively. The final compensation expense for the 2008 plan was recognized in 2020.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank. At September 30, 2022, there were 217,519 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At September 30, 2022, there were no stock options issued from the 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2022, follows:

	For the Three Months Ended September 30, 2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2022	267,519	$10.63		$1,290,762	$3.83
Exercised	(50,000)	8.14		360,470	2.63
Outstanding at September 30, 2022	217,519	11.20	1.69	792,575	4.10
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	217,519	11.20	1.69	792,575	4.10
Exercisable at September 30, 2022	217,519	11.20	1.69	792,575	4.10

	For the Nine Months Ended September 30, 2022
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	272,000	$10.63		$1,507,300	$3.82
Exercised	(54,481)	8.36		386,658	$2.70
Outstanding at September 30, 2022	217,519	11.20	1.69	792,575	4.10
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	217,519	11.20	1.69	792,575	4.10
Exercisable at September 30, 2022	217,519	11.20	1.69	792,575	4.10

As of September 30, 2022, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the nine months ended September 30, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2022, follows:

	For the Three Months Ended September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2022	31,272	$16.93
Granted	13,332	14.85
Vested	(13,332)	14.85
Nonvested at September 30, 2022	31,272	16.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	30,334	16.93

	For the Nine Months Ended September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	44,426	$13.78
Granted	47,542	16.35
Vested	(58,698)	14.07
Forfeited	(1,998)	16.93
Nonvested at September 30, 2022	31,272	16.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	30,334	16.93

As of September 30, 2022, there was $214,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining five month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2021 and 2022.

	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance June 30, 2021	$(26)	$(33)	$(59)
Other comprehensive (loss) income before reclassifications	(601)	437	(164)
Net other comprehensive (loss) income	(601)	437	(164)
Balance September 30, 2021	$(627)	$404	$(223)

Balance December 31, 2020	$314	$(2,232)	$(1,918)
Other comprehensive (loss) income before reclassifications	(941)	2,636	1,695
Net other comprehensive (loss) income	(941)	2,636	1,695
Balance September 30, 2021	$(627)	$404	$(223)

Balance June 30, 2022	$(11,038)	$6,224	$(4,814)
Other comprehensive (loss) income before reclassifications	(5,124)	2,514	(2,610)
Net other comprehensive (loss) income	(5,124)	2,514	(2,610)
Balance September 30, 2022	$(16,162)	$8,738	$(7,424)

Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(15,158)	7,560	(7,598)
Net other comprehensive (loss) income	(15,158)	7,560	(7,598)
Balance September 30, 2022	$(16,162)	$8,738	$(7,424)

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

    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except share data)
Net income	$3,946	$3,199	$10,014	$9,507
Less: Earnings allocated to participating securities	(13)	(15)	(33)	(43)
Earnings allocated to common shareholders	$3,933	$3,184	$9,981	$9,464

Basic weighted average common shares outstanding	8,981,037	9,314,456	8,983,806	9,412,196
Dilutive stock options	75,195	109,453	90,608	89,108
Dilutive restricted stock grants	12,309	22,793	13,792	12,861
Diluted weighted average common shares outstanding	9,068,541	9,446,702	9,088,206	9,514,165

Basic earnings per share	$0.44	$0.34	$1.11	$1.01
Diluted earnings per share	$0.43	$0.34	$1.10	$0.99

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three months ended September 30, 2022, and 2021, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
BOLI income (1)	$243	$377	$782	$891
Wealth management revenue	89	64	276	391
Deposit related fees	79	75	237	221
Debit card and ATM fees	166	153	468	433
Loan related fees	195	300	748	714
Other	6	30	17	86
Total noninterest income	$778	$999	$2,528	$2,736
_______________
(1) Not within scope of Topic 606

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    For both the three and nine months ended September 30, 2022 and 2021, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Deposit related fees: Fees are earned on deposit accounts for various products or services performed for Bank customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box, and others. These fees are recognized on a daily or monthly basis, depending on the type of service.

Debit card and ATM fees: Fees are earned when a debit card issued by the Bank is used or when another financial institution’s customer uses the Bank’s ATM services. Revenue is recognized at the time the fees are collected from the customer’s account or remitted by the VISA interchange network.

Loan related fees: Noninterest fee income is earned on loans for servicing or annual fees earned on certain loan types. Fees are also earned on the prepayment of certain loans, and are recognized at the time the loan is paid off.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

    At September 30, 2022, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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
•legislative or regulatory changes that adversely affect our business, including as a result of COVID-19;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets, including market liquidity;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks detailed in our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (which may include brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer classic car loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 47 other states and the District of Columbia, with the largest concentrations at September 30, 2022, in California, Oregon, Texas, Florida and Alabama of $38.0 million, $14.1 million, $12.0 million, $10.1 million and $8.0 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. The Bank has created a SBA department, and has affiliated with a SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming a SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans or equipment financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income and net interest margin. First Financial Northwest Bank is currently slightly liability-sensitive, meaning our interest-earning liabilities reprice at a faster rate than our interest-bearing assets. During 2022, we continued to see quarterly improvements in the net interest margin. During the quarter ended September 30, 2022, net interest margin was 3.65%, compared to 3.33% in the same quarter last year. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third quarter of 2022, to a range of 3.00% to 3.25%. If the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent communications and interest rate forecasts, we expect the Company’s loan yields and yields from variable rate interest earning assets will continue to improve, albeit at a potentially slower pace than the anticipated rate of increase in the cost of interest-bearing liabilities.

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

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, including commissions and bonuses, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense is the change to the Company’s unfunded commitment reserve which is reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed.

COVID-19 Related Information

The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of September 30, 2022, all Bank branches are open with normal hours. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets were $1.48 billion at September 30, 2022, an increase of 4.1%, from $1.43 billion at December 31, 2021. The following table details the $58.0 million net change in the composition of our assets at September 30, 2022 from December 31, 2021.

	Balance at September 30, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$9,684	$7,246	$2,438	33.6%
Interest-earning deposits with banks	15,227	66,145	(50,918)	(77.0)
Investments available-for-sale, at fair value	221,278	168,948	52,330	31.0
Investments held-to-maturity, at amortized cost	2,438	2,432	6	0.2
Loans receivable, net	1,143,348	1,103,461	39,887	3.6
FHLB stock, at cost	7,712	5,465	2,247	41.1
Accrued interest receivable	6,261	5,285	976	18.5
Deferred tax assets, net	2,355	850	1,505	177.1
Premises and equipment, net	21,608	22,440	(832)	(3.7)
BOLI, net	36,064	35,210	854	2.4
Prepaid expenses and other assets	13,605	3,628	9,977	275.0
ROU, net	3,260	3,646	(386)	(10.6)
Goodwill	889	889	—	—
Core deposit intangible, net	582	684	(102)	(14.9)
Total assets	$1,484,311	$1,426,329	$57,982	4.1%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), decreased by $50.9 million during the nine months ended September 30, 2022. Excess cash earning a nominal yield was deployed into higher yielding loans receivable and securities.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $52.3 million during the nine months ended September 30, 2022. During this period, the Bank purchased available-for-sale investment securities that included $40.0 million of fixed rate U.S. Treasury bonds with remaining maturities of approximately two years. In addition, the Bank purchased $37.8 million of mortgage-backed securities, $3.0 million of asset-backed securities, $4.0 million in corporate securities, and $5.2 million in Community Reinvestment Act qualified municipal and mortgage-backed securities. During the nine months ended September 30, 2022, $1.0 million of investments available-for-sale were called, $2.8 million matured, and there were no sales.

The effective duration of the investments available-for-sale at September 30, 2022 was 3.59%, compared to 3.54% at December 31, 2021. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $40.0 million during the nine months ended September 30, 2022, primarily due to growth in one-to-four family residential, multifamily and consumer loans of $64.3 million, $2.6 million, and $12.8 million, respectively. Partially offsetting these increases, construction/land loans decreased $20.8 million, business loans decreased $14.5 million due primarily to a $9.6 million decrease in PPP loans combined with a $3.7 million decrease in aircraft loans, and commercial real estate loans decreased $5.9 million. A total of $20.7 million of multifamily construction/land loans converted to permanent multi-family loans in accordance with the loan’s terms during the nine months ended September 30, 2022.
At September 30, 2022 and December 31, 2021, the Bank’s construction/land loans totaled 49.1% and 59.7% of total capital plus surplus, respectively, and total non-owner occupied commercial real estate was 354.6% and 384.0% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction/land loans, should not exceed 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.
The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at September 30, 2022 and December 31, 2021. Total commercial real estate loans and construction/land loans are net of $0 and $46.4 million of LIP, respectively, at September 30, 2022, as compared to $89,000 and $43.3 million of LIP, respectively, at December 31, 2021.

	September 30, 2022		December 31, 2021
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$132,755	100.0%	$130,146	100.0%

Non-residential:
Retail	137,417	33.2%	138,463	33.0%
Office	84,768	20.5	90,727	21.6
Hotel / motel	56,715	13.7	64,854	15.5
Storage	34,069	8.3	32,990	7.9
Mobile home park	23,531	5.7	20,636	4.9
Warehouse	19,934	4.8	17,724	4.2
Nursing home	12,452	3.0	12,713	3.0
Other non-residential	44,600	10.8	41,310	9.9
Total non-residential	413,486	100.0%	419,417	100.0%

Construction/land:
One-to-four family residential	41,606	57.3%	34,677	37.1%
Multifamily	15,500	21.3	37,194	39.8
Commercial	—	—	6,189	6.6
Land	15,518	21.4	15,395	16.5
Total construction/land	72,624	100.0%	93,455	100.0%
Total multifamily residential, non-residential and construction/land loans	$618,865		$643,018

Included in total construction/land loans at September 30, 2022, are $15.5 million of multifamily loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2021, construction/land loans included $37.2 million of multifamily loans and $6.2 million of commercial real estate loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the nine months ended September 30, 2022, the Bank purchased $40.3 million of loans and loan participations to borrowers located in Washington and other states, including $9.1 million of commercial real estate loans, $2.9 million of one-to-four family residential loans, $5.9 million of business loans and $22.5 million of consumer loans secured by classic/collectible automobiles.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2022, total loans secured by collateral located in California represented 3.3% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 10.3% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At September 30, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$345,427	$75,577	$249,488	$71,137	$21,667	$9,178	$772,474
Pierce County	41,788	10,548	27,297	—	255	941	80,829
Snohomish County	33,252	7,542	14,225	860	4,352	948	61,179
Kitsap County	4,672	5	732	—	—	—	5,409
Other Washington Counties	16,563	27,590	34,651	627	238	1,322	80,991
California	820	9,573	17,978	—	—	9,626	37,997
Outside Washington and California (1)	6,913	1,920	69,115	—	5,542	35,604	119,094
Total loans	$449,435	$132,755	$413,486	$72,624	$32,054	$57,619	$1,157,973
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $14.1 million, $11.9 million, $10.1 million and $8.0 million, respectively, and loans in 42 other states and the District of Columbia.

The ALLL decreased to $14.7 million at September 30, 2022, from $15.7 million at December 31, 2021, and represented 1.27% and 1.40% of total loans receivable at September 30, 2022, and December 31, 2021, respectively. The ALLL consists of two components, the general allowance and the specific allowance. The ALLL decrease was primarily due to a $900,0000 recapture of provision for loan losses during the nine months ended September 30, 2022, reflecting a decrease in the general allowance. The ALLL general allowance primarily decreased as a result of $14.4 million of loans downgraded to substandard, resulting in these loans removed from the calculation of the general allowance for loan losses. An individual analysis of these loans for required specific reserves was instead performed which indicated no additional specific allowance was needed. The $14.4 million of downgrades included a $6.4 million participation interest in commercial loans secured by medical rehabilitation facilities and a $6.3 million participation interest in a loan secured by a senior housing/assisted living facility previously downgraded to special mention in the quarter ended March 31, 2022. Each of these loans were negatively impacted by the COVID-19 pandemic. In addition, a $1.7 million multifamily loan was downgraded based on a financial review of the borrower, who also has multiple other previously downgraded substandard loans. Changes in the composition of our loan portfolio also impacted the ALLL, with growth in one-to-four family residential, consumer and multifamily loans and a decline in construction/land loans impacting the analysis. The $1.2 million balance of PPP loans was omitted from the ALLL calculation at September 30, 2022, as these loans are fully guaranteed by the SBA. Management expects that the remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA, which in turn will reimburse the Bank for the amount forgiven.

At September 30, 2022, total specific allowances decreased by $5,000 since December 31, 2021 as a result of amortization of the concession previously granted on an existing TDR. For additional information, see “Comparison of Operating Results for the Three Months Ended September 30, 2022, and 2021 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2022, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part 1, Item 1A of our 2021 Form 10-K.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing and on accrual status:

	September 30, 2022	December 31, 2021	Nine Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$1,825	$2,107	$(282)
Total TDRs	$1,825	$2,107	$(282)
% TDRs classified as performing	100.0%	100.0%

    Our TDRs decreased $282,000 at September 30, 2022, compared to December 31, 2021 as a result of principal repayments. At September 30, 2022, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at September 30, 2022, totaled $648,000 and was secured by non-owner occupied one-to-four family properties located in Pierce County.

    Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2022, past due loans totaled $406,000, representing 0.04% of total loans receivable. At December 31, 2021, past due loans totaled $255,000, representing 0.02% of total loans receivable.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our credit quality remains strong as nonaccrual (nonperforming) loans remained low at $232,000, representing 0.02% of total assets at September 30, 2022. There were no nonaccrual loans at December 31, 2021.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case. Our success in this area is reflected by our low nonperforming assets.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At September 30, 2022, and December 31, 2021, the Bank had no OREO properties and no real estate secured loans in the foreclosure process.

    Intangible assets. The balance of goodwill was $889,000 at both September 30, 2022 and December 31, 2021. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

    The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $582,000 at September 30, 2022 and $684,000 at December 31, 2021. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. The CDI amortizes into noninterest expense on an accelerated basis over ten years.

    Deposits. Deposit accounts consisted of the following:

	Balance at September 30, 2022	Balance at December 31, 2021	Change from December 31, 2021	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$118,842	$117,751	$1,091	0.9%
Interest-bearing demand	95,767	97,907	$(2,140)	(2.2)
Savings	24,625	23,146	$1,479	6.4
Money market	572,137	624,543	$(52,406)	(8.4)
Certificates of deposit, retail	268,528	294,127	$(25,599)	(8.7)
Brokered deposits	69,537	$—	$69,537	—
	$1,149,436	$1,157,474	$(8,038)	(0.7)

During the first nine months of 2022, deposits decreased $8.0 million to $1.15 billion at September 30, 2022, compared to $1.16 billion at December 31, 2021. Declines in money market accounts and retail certificates of deposit of $52.4 million and $25.6 million, respectively, were partially offset by $44.5 million of brokered certificates of deposit and $25.0 million of brokered interest-bearing demand deposits. We increased our reliance on brokered deposits and wholesale funds this year to fund the reduction in deposits and assets growth. The Bank continues to consider multiple funding alternatives in addition to customer deposits, including wholesale markets, brokered deposits, and the national deposit market.

At September 30, 2022 and December 31, 2021, we held $60.1 million and $60.6 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $150.0 million and $95.0 million at September 30, 2022, and December 31, 2021, respectively. At September 30, 2022, the Bank’s advances included $55.0 million of overnight advances and $35.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly. The $95.0 million of one-month and three-month advances are utilized in cash flow hedge agreements, as described below. At September 30, 2022, all of our FHLB advances were due to reprice in less than two months.

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

The following table presents details of the Bank’s interest rate swap agreements as of September 30, 2022. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original term of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2022 and December 31, 2021, we recognized fair value assets of $11.1 million and $1.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed its adherence to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association (“ISDA”) to prepare for the cessation of LIBOR by June 30, 2023. The Protocol, effective January 25, 2021, provides a mechanism for parties to bilaterally amend their existing derivative transaction to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR.

    Stockholders’ Equity. Total stockholders’ equity had virtually no change, remaining at $157.9 million at both September 30, 2022 and December 31, 2021. Stockholders’ equity during the nine months ended September 30, 2022, reflects net income of $10.0 million partially offset by dividends paid of $3.2 million, $2.0 million in stock based compensation and share repurchases totaling $1.4 million. In addition, stockholders’ equity was adversely impacted by unrealized losses in securities available-for-sale of $19.2 million and unrealized gains on the fair value of cash flow hedges of $9.6 million, reflecting increases in market interest rates during the period, resulting in a $7.6 million accumulated other comprehensive loss, net of tax. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on February 18, 2022, and expired on September 16, 2022, for the repurchase of up to 455,000 shares. At September 30, 2022, the Company had repurchased 61,913 shares under this repurchase plan at an average price of $16.22 per share. On September 28, 2022, the Company’s Board of Directors approved another stock repurchase plan authorizing the repurchase of up to 5% of the Company’s outstanding stock, or approximately 456,000 shares. This plan will commence on or about October 31, 2022 and will expire no later than March 17, 2023.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Dividend declared per common share	$0.12	$0.11	$0.36	$0.33
Dividend payout ratio (1)	27.4%	32.4%	32.4%	32.7%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income for the three months ended September 30, 2022, was $3.9 million, or $0.43 per diluted share compared to $3.2 million, or $0.34 per diluted share for the three months ended September 30, 2021. Net income increased $747,000 primarily due to a $2.0 million increase in interest income that more than offset a $675,000 increase in interest expense. In addition, a $400,000 recapture of provision for loan losses was recognized for the three months ended September 30, 2022, as compared to a $100,000 provision for loan losses for the three months ended September 30, 2021. Partially offsetting these improvements, noninterest expense increased $681,000.

Net Interest Income. Net interest income for the three months ended September 30, 2022, increased $1.3 million to $12.7 million from $11.4 million for the three months ended September 30, 2021, as the increase in interest income outpaced the increase in interest expense.

Interest income increased by $2.0 million for the three months ended September 30, 2022, as compared to the same period in 2021, including a $1.1 million increase in loan interest income due to an increase in average loan yields and an increase of $38.1 million in the average balance of loans receivable between the periods. The average loan yield increased to 4.77% for the three months ended September 30, 2022, from 4.54% for the three months ended September 30, 2021. The increase in the average yield on loans was largely due to the impact of interest rates on variable rate loans as well as new loans being originated at higher interest rates.

Interest income from investment securities increased $791,000, primarily due to an increase in the average yield of both taxable and non-taxable investment securities and secondarily to a $37.0 million increase in the average balance of taxable investment securities. The average yield of taxable securities increased 126 basis points to 2.98% while the average yield on non-taxable securities increased 41 basis points to 2.22% for the three months ended September 30, 2022, as compared to the same quarter in 2021. The increase in average yields on investment securities during the current quarter, reflects the lagging benefit of variable rate interest-earning assets beginning to reprice higher to market interest rates and the purchase of higher yielding securities in 2022.

Interest income from interest-earning deposits increased $101,000 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. During these comparative periods, the average yield increased to 2.02% for the three months ended September 30, 2022, from 0.14% for the three months ended September 30, 2021. The higher average yield from these deposits was primarily a result of increases to the target range for federal funds between periods. Excess cash was invested in higher interest-earning assets, resulting in a $44.1 million decrease in the average balance of interest-earning deposits for the three months ended September 30, 2022, as compared to the same period in 2021.

The increase in interest income was partially offset by a $675,000 increase in deposit interest expense for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The average rate paid on interest-bearing deposits increased to 0.87% for the three months ended September 30, 2022, as compared to 0.63% for the three months ended September 30, 2021, primarily attributed to increases in cost of money market accounts due to recent market interest rate increases and the utilization of higher cost brokered deposits. The average balance of interest-bearing deposits increased $39.5 million for the three months ended September 30, 2022, as compared to the same period in 2021 primarily reflecting a $69.5 million increase in the average balance of brokered deposit and a $23.8 million increase in money market accounts, partially offset by a $49.2 million decrease in the average balance of retail certificates of deposit.

Interest expense from borrowings decreased $39,000 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a decrease of $14.7 million in the average balance which was partially offset by a six basis point increase in cost. At September 30, 2022, our borrowings are comprised of $95.0 million of FHLB advances matched to fixed-rate interest rate swap agreements, and $55.0 million in overnight advances obtained this quarter.

The Company’s net interest margin increased to 3.65% for the three months ended September 30, 2022, from 3.33% for the three months ended September 30, 2021. This increase was primarily due to the 50 basis point increase in the average yield on interest-earning assets outpacing the 22 basis point increase in the average cost of interest bearing liabilities between periods. These increases reflect higher market interest rates due to recent increases in the target range for federal funds, including a 150 basis points increase during the third quarter of 2022, to a range of 3.00% to 3.25%. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended September 30, 2022 Compared to September 30, 2021 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$674	$436	$1,110
Investment securities, taxable	625	160	785
Investment securities, non-taxable	24	(18)	6
Interest-earning deposits with banks	116	(15)	101
FHLB stock	6	(7)	(1)
Total net change in income on interest-earning assets	1,445	556	2,001

Interest-bearing liabilities:
Interest-bearing demand	131	(1)	130
Savings	—	—	—
Money market	533	17	550
Certificates of deposit, retail	(122)	(184)	(306)
Brokered deposits	340	—	340
Borrowings	14	(53)	(39)
Total net change in expense on interest-bearing liabilities	896	(221)	675
Total net change in net interest income	$549	$777	$1,326

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2022 and 2021. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,132,233	$13,618	4.77%	$1,094,124	$12,508	4.54%
Investment securities, taxable	197,228	1,480	2.98	160,230	695	1.72
Investment securities, non-taxable	23,016	129	2.22	27,031	123	1.81
Interest-earning deposits with banks	24,565	125	2.02	68,618	24	0.14
FHLB stock	5,923	83	5.56	6,465	84	5.15
Total interest-earning assets	1,382,965	15,435	4.43	1,356,468	13,434	3.93
Noninterest earning assets	87,851			80,333
Total average assets	$1,470,816			$1,436,801

Liabilities and Stockholders' Equity
Interest-bearing demand	$102,377	$151	0.59%	$108,578	$21	0.08%
Savings	24,619	2	0.03	22,939	2	0.03
Money market	592,331	959	0.64	568,494	409	0.29
Certificates of deposit, retail	267,300	874	1.30	316,529	1,180	1.48
Brokered deposits	69,452	340	1.94	—	—	—
Total interest-bearing deposits	1,056,079	2,326	0.87	1,016,540	1,612	0.63
Borrowings	105,272	392	1.48	120,000	431	1.42
Total interest-bearing liabilities	1,161,351	2,718	0.93	1,136,540	2,043	0.71
Noninterest bearing liabilities	150,950			138,369
Average equity	158,515			161,892
Total average liabilities and equity	$1,470,816			$1,436,801
Net interest income		$12,717			$11,391
Net interest margin			3.65%			3.33%

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

During the three months ended September 30, 2022, management evaluated the adequacy of the ALLL and concluded that a $400,000 recapture of provision for loan losses was appropriate. This recapture was primarily attributed to the downgrade to substandard of a $6.3 million participant interest in a loan secured by a senior housing/assisted living facility previously downgraded to special mention in the quarter ended March 31, 2022. This loan was analyzed for impairment to determine if a specific allowance was required. The analysis concluded that no losses were anticipated, resulting in a decrease to the general allowance which offset the increase due to our loan growth, resulting in the recapture of provision for loan losses. In comparison, a $100,000 of provision for loan losses was made in the three months ended September 30, 2021. For more information, see Note 5 - Loans Receivable--ALLL.

    Noninterest Income. Noninterest income decreased $221,000 to $778,000 for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change from Three Months Ended September 30, 2021	Percent Change
	(Dollars in thousands)
BOLI income	$243	$377	$(134)	(35.5)%
Wealth management revenue	89	64	25	39.1
Deposit related fees	245	228	17	7.5
Loan related fees	195	300	(105)	(35.0)
Other	6	30	(24)	(80.0)
Total noninterest income	$778	$999	$(221)	(22.1)

    During the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, BOLI income decreased $134,000, as $161,000 in death benefits proceeds was recognized in the three months ended September 30, 2021. Also contributing to the decrease in noninterest income was the $105,000 decrease in loan related fees, including a $131,000 decrease in loan prepayment fees.

    Noninterest Expense. Noninterest expense increased $681,000 to $9.0 million for the three months ended September 30, 2022, from $8.3 million for the three months ended September 30, 2021.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change from Three Months Ended September 30, 2021	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,417	$4,856	$561	11.6%
Occupancy and equipment	1,188	1,116	72	6.5
Professional fees	549	502	47	9.4
Data processing	675	626	49	7.8
Regulatory assessments	105	121	(16)	(13.2)
Insurance and bond premiums	112	106	6	5.7
Marketing	92	64	28	43.8
Other general and administrative	876	942	(66)	(7.0)
Total noninterest expense	$9,014	$8,333	$681	8.2

During the three months ended September 30, 2022, salaries and employee benefits increased $561,000 as compared to the three months ended September 30, 2021, primarily due to higher than normal vacancies in staffing in the year ago quarter as 10 open positions were filled during the current quarter and higher incentive commissions were paid for one-to-four family residential loan originations. Occupancy and equipment expense increased $72,000, due primarily to the $64,000 increase in facilities and equipment maintenance. Other general and administrative expenses decreased $66,000, due primarily to a $207,000 loss on sale of OREO properties for the three months ended September 30, 2021, which offset increased postage, subscription, conference attendance, and business entertainment related expenses this quarter as business generating opportunities continue to increase.

Federal Income Tax Expense. The federal income tax provision increased to $935,000 for the three months ended September 30, 2022, as compared to $758,000 for the same period in 2021, primarily due to a $924,000 increase in income before federal income tax provision.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income for the nine months ended September 30, 2022 was $10.0 million, or $1.10 per diluted share as compared to net income of $9.5 million, or $0.99 per diluted share for the nine months ended September 30, 2021. The increase in net income was primarily the result of a $2.5 million improvement in net interest income and a $600,000 increase in the recapture of provision for loan losses outpacing the $2.3 million increase in noninterest expense and $208,000 decline in noninterest income between the periods.

Net Interest Income. Net interest income for the nine months ended September 30, 2022 was $35.9 million, as compared to $33.4 million for the same period in 2021, due to both increases in interest income and decreases in interest expense between the periods.

Interest income increased by $1.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021, including a $1.2 million increase from investment securities. The average loan yield decreased slightly to 4.52% for the nine months ended September 30, 2022, compared to 4.61% in the nine months ended September 30, 2021. The $785,000 adverse impact to interest income from this decrease in the average yield on loans was more than offset by an increase of $906,000 resulting from the $26.2 million increase in average loan balances. The average loan yield for the nine months ended September 30, 2021, was positively impacted by significantly higher net deferred fee recognition from the forgiveness of PPP loans, totaling $1.6 million as compared to $247,000 in the current nine month period. In addition, the prior year period included $394,000 in interest and late charges received from the payoff of a $2.0 million nonperforming loan.

Interest income from investment securities increased $1.2 million, primarily as a result of an increase in both the average yield and average balance of taxable investment securities. The average yield of taxable securities increased 64 basis points to 2.48% for the nine months ended September 30, 2022, from 1.84% for the nine months ended September 30, 2021. The average balance of taxable investment securities increased $21.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021.

Interest income from interest-earning deposits had a $128,000 increase for the nine months ended September 30, 2022, as compared to the same period in 2021, with an increase in average yield to 0.76% from 0.11%, partially offset by a $29.7 million decrease in the average balance of these deposits between periods.

Deposit interest expense decreased by $800,000 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The average cost of interest-bearing deposits decreased 12 basis points between the periods primarily due to a shift in balances from higher cost certificates of deposit into money market accounts. Interest expense for retail certificates of deposit decreased $2.0 million due to a decrease of $81.9 million in the average balance and a 46 basis point reduction in the average cost between periods. Partially offsetting this improvement, interest expense on money market accounts increased $609,000 due primarily to a nine basis point increase in the average cost and an increase of $77.1 million in the average balance between periods. Further, brokered deposit interest expense totaled $381,000 in the nine months ended September 30, 2022, compared to none in the prior year period. During the nine months ended September 30, 2022, we supplemented our funding needs with an average balance of $28.4 million of brokered deposits.

Interest expense on borrowings declined $257,000 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The average cost of borrowings decreased to 1.32% for the nine months ended September 30, 2022, from 1.41% for the nine months ended September 30, 2021, and the average balance decreased by $18.4 million between periods. Reductions in both the average balance and cost of borrowings were primarily due to the repayment of $25.0 million in FHLB advances due to a maturing interest rate swap agreement, and the $25.0 million of fixed rate FHLB advances secured at lower rates upon the onset of $25.0 million of previously contracted forward-starting interest rate swap agreements in October 2021.
The Company’s net interest margin increased to 3.54% for the nine months ended September 30, 2022, from 3.34% for the nine months ended September 30, 2021. This increase was due primarily to the improvement in both interest income from interest-earning assets and interest expense from interest-bearing liabilities, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2022 Compared to September 30, 2021 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(785)	$906	$121
Investment securities, taxable	838	301	1,139
Investment securities, non-taxable	38	(2)	36
Interest-earning deposits with banks	153	(25)	128
FHLB stock	7	(26)	(19)
Total net change in income on interest-earning assets	251	1,154	1,405

Interest-bearing liabilities:
Interest-bearing demand	154	(3)	151
Savings	—	1	1
Money market	431	178	609
Certificates of deposit, retail	(945)	(1,041)	(1,986)
Brokered deposits	381	—	381
Borrowings	(63)	(194)	(257)
Total net change in expense on interest-bearing liabilities	(42)	(1,059)	(1,101)
Total net change in net interest income	$293	$2,213	$2,506

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2022 and 2021. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,121,642	$37,893	4.52%	$1,095,380	$37,772	4.61%
Investment securities, taxable	173,562	3,225	2.48	151,646	2,086	1.84
Investment securities, non-taxable	23,532	370	2.10	23,660	334	1.89
Interest-earning deposits with banks	32,051	181	0.76	61,722	53	0.11
FHLB stock	5,767	228	5.29	6,454	247	5.12
Total interest-earning assets	1,356,554	41,897	4.13	1,338,862	40,492	4.04
Noninterest earning assets	85,575			79,674
Total average assets	$1,442,129			$1,418,536

Liabilities and Stockholders' Equity
Interest-bearing demand	$102,509	$221	0.29%	$106,857	$70	0.09%
Savings	23,856	5	0.03	21,201	4	0.03
Money market	602,742	1,825	0.40	525,615	1,216	0.31
Certificates of deposit, retail	274,813	2,550	1.24	356,707	4,536	1.70
Brokered deposits	28,407	381	1.79	—	—	—
Total interest-bearing deposits	1,032,327	4,982	0.65	1,010,380	5,826	0.77
Borrowings	101,740	1,006	1.32	120,165	1,263	1.41
Total interest-bearing liabilities	1,134,067	5,988	0.71	1,130,545	7,089	0.84
Noninterest bearing liabilities	149,523			127,997
Average equity	158,539			159,994
Total average liabilities and equity	$1,442,129			$1,418,536
Net interest income		$35,909			$33,403
Net interest margin			3.54%			3.34%

Provision for Loan Losses. During the nine months ended September 30, 2022, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $900,000 was appropriate for the period. This recapture was primarily due to $14.4 million of loans downgraded to substandard, resulting in these loans being removed from the calculation of the general allowance for loan losses. An individual analysis of these loans for required specific reserves was instead performed which indicated no additional specific allowance was needed. For additional information, see “Comparison of Financial Condition at September 30, 2022, and December 31, 2021 - Loans Receivable” discussed above.

Changes in the composition of our loan portfolio, with growth in one-to-four family residential, consumer and multifamily loans and a decline in construction/land loans with over $20.0 million of these loans converting to permanent multifamily loans during the period, and reduced balances in higher risk construction/land development loans also contributed to the recapture of provision for the nine months ended September 30, 2022. In comparison, a recapture of provision for loan losses in the amount of $300,000 was recognized for the nine months ended September 30, 2021, primarily the result of downgrades to substandard of $10.5 million of loans. These loans, secured by a bowling alley, roller skating and restaurant location, and a separate hostel business were adversely impacted by the COVID-19 pandemic and are included in substandard loans at September 30, 2021. Our impairment analysis on these properties showed no anticipated loss on them, resulting in a decline of general allowance and recapture of provision. For more information, see Note 5 - Loans Receivable - ALLL.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
ALLL as a percent of total loans	1.27%	1.35%
ALLL at period end	$14,726	$15,057
Total loans outstanding	1,157,973	1,117,358

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	—%
Total non-accrual loans	$232	$—
Total loans outstanding	1,157,973	1,117,358

ALLL as a percent of non-accrual loans at period end	6,347.41%	n/a
ALLL at period end	$14,726	$15,057
Total non-accrual loans	232	—

Net recoveries during period to average loans outstanding:
One-to-four family residential:	—%	0.05%
Net recoveries during period	$6	$183
Average loans receivable, net (1)	419,839	372,679
Multifamily:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	133,552	140,172
Commercial:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	409,784	375,575
Construction/land development:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	74,738	98,031
Business:	—%	—%
Net recoveries during period	$—	$—
Average loans receivable, net (1)	32,991	68,297
Consumer:	(0.07)%	—%
Net recoveries during period	$(37)	$—
Average loans receivable, net (1)	50,738	40,626
Total loans:	—%	0.02%
Net recoveries during period	(31)	183
Average loans receivable, net (1)	1,121,642	1,095,380
_______________
(1) The average loans receivable, net balances, include nonaccruing loans and deferred fees.

Noninterest Income. Noninterest income decreased $208,000 to $2.5 million for the nine months ended September 30, 2022, as compared to $2.7 million for the nine months ended September 30, 2021. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change from Nine Months Ended September 30, 2021	Percent Change
	(Dollars in thousands)
BOLI income	$782	$891	$(109)	(12.2)%
Wealth management revenue	276	391	(115)	(29.4)
Deposit related fees	705	654	51	7.8
Loan related fees	748	714	34	4.8
Other	17	86	(69)	(80.2)
Total noninterest income	$2,528	$2,736	$(208)	7.6

Wealth management revenue decreased $115,000 for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a reduction in sales, impacted in part by reduced sales personnel and staff turnover. Also contributing to the decrease in noninterest income, BOLI income decreased $109,000, primarily as a result of $161,000 of death benefit proceeds received in 2021 with no similar proceeds received in 2022. Partially offsetting these decreases, deposit related fees increased $51,000 primarily from debit card related service fees reflecting increased usage as businesses reopened and the economy improved in our markets.

Noninterest Expense. Noninterest expense increased $2.3 million to $26.9 million for the nine months ended September 30, 2022, as compared to $24.7 million for the same period in 2021.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change from Nine Months Ended September 30, 2021	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$16,156	$14,863	$1,293	8.7%
Occupancy and equipment	3,621	3,403	218	6.4
Professional fees	1,732	1,423	309	21.7
Data processing	2,044	2,003	41	2.0
Regulatory assessments	295	356	(61)	(17.1)
Insurance and bond premiums	354	341	13	3.8
Marketing	226	116	110	94.8
Other general and administrative	2,497	2,146	351	16.4
Total noninterest expense	$26,925	$24,651	$2,274	9.2

During the nine months ended September 30, 2022, as compared to the same period in 2021, salaries and employee benefits increased $1.3 million primarily due to an increase in the number of employees, with higher than normal vacancies in staffing in the year ago period, and higher incentive commissions paid for increased production of one-to-four family residential loans paid in the current period. Occupancy and equipment expense increased $218,000 during the nine months ended September 30, 2022, due primarily to an $126,000 increase in facilities and equipment maintenance, office improvements of $55,000, and increased lease rental expense of $41,000 between the periods. Professional fees increased $309,000 for the nine months ended September 30, 2022, as compared to the same prior year period, due in part to fees paid to human resources recruiters to attract employees in this competitive employment environment, along with $167,000 in regulatory examination fees paid in the nine months ended September 30, 2022, with no comparable expenses in the nine months ended September 30, 2021. Marketing expense increased $110,000 primarily due to increased marketing/promotional campaigns. Other general and administrative expense increased $351,000, due to increases in travel expenses, postage relating to the aforementioned marketing expenses, subscription and business entertainment related expenses as business generating opportunities increased this year. Partially offsetting these increases was a $61,000 decrease to regulatory assessments primarily due to the true-up of estimated expenses.

    Federal Income Tax Expense. The federal income tax provision increased $117,000 for the nine months ended September 30, 2022, primarily as a result of a $624,000 increase in income before federal income taxes for the nine months ended September 30, 2022, as compared to the same period in 2021.

Liquidity and Capital Resources

We are required to have sufficient cash flow in order to maintain proper liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At September 30, 2022, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $46.4 million and $30.6 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2022, totaled $174.6 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the third quarter of 2022, we supplemented our funding with $69.5 million in brokered deposits as their rates and terms were deemed most appropriate to achieve our asset/liability objectives. At September 30, 2022, brokered deposits consisted of $44.5 million of brokered certificates of deposit and $25.0 million of interest-bearing demand deposits. At September 30, 2022 the Bank maintained credit facilities with the FHLB totaling $654.6 million, subject to qualifying collateral limits that reduced our pledged collateral to $426.5 million, with an outstanding balance of $150.0 million. As further funding sources, we also had the ability to borrow $75.7 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at September 30, 2022. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2022 we expect cash expenditures of $432,000 for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.12 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.12 per share, our average total dividend paid each quarter would be approximately $1.1 million, based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

At September 30, 2022, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2022, will include (i) $214,000 of operating lease payments and (ii) other future obligations and accrued expenses of $23.5 million. At September 30, 2022, $95.0 million of our $150.0 million in FHLB borrowings were short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2022. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $157.9 million at September 30, 2022. Consistent with our goal to operate a sound and profitable financial organization we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2022, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of September 30, 2022: Total capital to risk-weighted assets was 15.49%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.24%; and Tier 1 capital to total assets was 10.43%. At September 30, 2022, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2022, the Bank’s capital conservation buffer was 7.49%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2021 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
•we invest in securities with relatively short average lives, generally less than eight years;
•we have added adjustable-rate loans to our loan portfolio;
•we utilize brokered certificates of deposit with a call option as a funding source; and
•we utilize interest rate swaps to effectively fix the rate on certain FHLB advances.

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2022, the Bank held seven interest rate swap agreements with a total notional amount of $95.0 million, a weighted-average fixed interest rate of 1.05%, and weighted average remaining maturity of 50 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 60.7% of our net loans were adjustable-rate loans at September 30, 2022. At that date, $357.4 million, or 50.9%, of these loans with a weighted-average interest rate of 4.03% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At September 30, 2022, the Bank’s net loans receivable included $151.0 million of prime based loans, with no loans at a floor rate that exceeded their fully indexed rate.

    The inability of our loans to adjust downward with the presence of floors can contribute to increased income in periods of declining interest rates, although this result is subject to the risk that borrowers may refinance these loans during periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2022
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$51,165	(5.22)%
+200	52,052	(3.58)
+100	53,066	(1.70)
Base	53,985	—
(100)	53,716	(0.50)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$231,897	$(42,994)	(15.64)%	16.97%	(2.94)%	$1,366,764
+200	246,301	(28,589)	(10.40)	17.62	(1.95)	1,398,003
+100	261,316	(13,575)	(4.94)	18.26	(0.93)	1,430,862
Base	274,890	—	—	18.78	—	1,463,355
(100)	282,923	8,033	2.92	18.92	0.55	1,495,642
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

At September 30, 2022, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2022	—	$—	—	420,357
August 1 - August 31, 2022	20,895	15.64	20,895	399,462
September 1 - September 30, 2022	6,375	14.89	6,375	393,087
	27,270	15.46	27,270	393,087

On February 11 2022, the Company’s Board of Directors approved a repurchase plan authorizing the repurchase of up to 455,000, or approximately 5% of the Company’s outstanding shares on the open market or in privately negotiated transactions in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. This repurchase plan commenced on February 18, 2022, and expired on September 16, 2022. At September 30, 2022, the Company had repurchased 61,913 shares under this repurchase plan at an average price of $16.22 per share. On September 28, 2022, the Company’s Board of Directors approved the repurchase of up to 5% of the Company’s outstanding stock, or approximately 456,000 shares. This plan will commence on or about October 31, 2022 and will expire no later than March 17, 2023.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: November 10, 2022	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2022	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)