Form 10-K
period 2022-12-31
First Financial Northwest, Inc.
filed 2023-03-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No    ☑

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2022, was $123,324,741 (7,935,955 shares at $15.54 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 9, 2023, the Registrant had 9,148,086 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in May 2023 (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FIRST FINANCIAL NORTHWEST, INC.
2022 ANNUAL REPORT ON FORM 10-K
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
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses, and require us to materially increase our reserves;
•changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•the transition away from the London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks;
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
•our ability to retain key members of our senior management team
•our ability to implement a branch expansion strategy;
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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our businesses; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks detailed in this Form 10-K and our other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward‑looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward‑looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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
v

PART I
Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2022, the Company had total assets of $1.50 billion, net loans of $1.17 billion, deposits of $1.17 billion and stockholders’ equity of $160.4 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

The Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935 and to a Washington state-chartered mutual savings bank in 1992. In 2002, the Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank, and the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the 2002 conversion, the Bank changed its name to First Savings Bank Northwest, and then in August 2015, the Bank changed its name to First Financial Northwest Bank to better reflect the commercial banking services it provides beyond those typically provided by a traditional savings bank. In February 2016, the Bank officially changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank as a way of better serving its customers’ needs.

First Financial Northwest became a bank holding company, after converting from a savings and loan holding company on March 31, 2015, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) through the FRB. The change was consistent with the Bank’s shift in focus from a traditional savings and loan association towards a full service, commercial bank. Additionally, the Bank is examined and regulated by the DFI and by the FDIC. The Bank is required to maintain reserves at a level set by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”). For additional information, see “How We are Regulated - Regulation and Supervision of First Financial Northwest Bank - Federal Home Loan Bank System.”

The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional branches in King County located in Bellevue, Woodinville, Bothell, Kent, Kirkland, and Issaquah. In Snohomish County, Washington, the Bank has five branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In addition, the Bank has two Pierce County, Washington branches, located in University Place and Gig Harbor. These Bank’s branches with the exception of its headquarters, are generally smaller branches focused on efficiency through the extensive use of the latest banking technology. The Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

Our principal executive offices are located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish, Pierce and, to a lesser extent, Kitsap counties. During 2022, the region experienced a slight reduction in home prices as mortgage rates rose during the year. The increase in mortgage rates contributed to a slowdown in demand in 2022 which led to a decline in sales and an increase in housing inventory at the end of the year. The number of homes listed for sale in King, Pierce, Snohomish and Kitsap counties have increased from the end of 2021 with the increases ranging from 212% in Kitsap County to 360% in Snohomish County, and all four counties have more than one month of inventory available.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.25 million residents and a median household income of approximately $106,300, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 2.8% at December 31, 2022, compared to 3.2% at December 31, 2021, and the national average of 3.5% at December 31, 2022. In the first quarter of 2023. Amazon and Microsoft announced layoffs, totaling 3,200 workers in King County that are scheduled to take effect in mid-March 2023. According to the St. Louis Federal Reserve’s Economic Data, King County had an employment base of approximately 1.3 million workers at December 31, 2022. The median sales price of a residential home in King County for December 2022 was $735,000, a decrease of 1.9% from December of 2021, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes decreased 26.4% in 2022 compared to 2021 and inventory levels as of December 31, 2022 were at 1.7 months according to the MLS

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 926,000 residents and a median household income of approximately $82,600, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 5.3% in December 2022, compared to 4.1% at year-end 2021. The median sales price of a residential home in Pierce County was $500,000 for December of 2022, a 2.9% decrease compared to 2021, according to the MLS. Residential sales volumes decreased by 21.4% in 2022 compared to 2021 and inventory levels as of December 31, 2022 were at 2.1 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 834,000 residents and a median household income of approximately $95,600, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.2% in December 2022 compared to 3.8% in December 2021. The median sales price of a residential home in Snohomish County was $679,000 for December of 2022, a 0.1% decrease compared to December of 2021, according to the MLS. Residential sales volumes declined by 23.5% in 2022 compared to 2021 and inventory levels as of December 31, 2022 were at 1.5 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 274,000 residents and a median household income of approximately $84,600, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 4.3% in December 2022, compared to 3.3% for December of 2021. The median sales price of a residential home was $495,000 for December of 2022 a decrease of 1% over December of 2021, according to the MLS. Residential sales volumes decreased by 11.4% in 2022 compared to 2021 and inventory levels as of December 31, 2022 were at 1.8 months according to the MLS. For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2022, our net loan portfolio totaled $1.17 billion and represented 77.7% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total capital and surplus, or $25.7 million at December 31, 2022. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, debt service coverage, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total capital and surplus, or $34.3 million, at December 31, 2022. At this date, our single largest lending relationship, totaled $25.7 million, consisting of one commercial loan ($13.9 million) and one multifamily loan ($11.8 million), both of which were performing in accordance with their terms.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2022, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	Beyond Fifteen Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$8,273	$20,897	$22,015	$424,651	$475,836
Multifamily	2,786	44,476	63,027	16,606	126,895
Commercial	18,881	189,178	184,207	15,616	407,882
Construction/land	53,131	24,989	—	—	78,120
Total real estate	83,071	279,540	269,249	456,873	1,088,733
Business	24,401	3,871	3,099	—	31,371
Consumer	36	4,286	57,733	—	62,055
Total Loans	$107,508	$287,697	$330,081	$456,873	$1,182,159

    The following table sets forth the amount of total loans due one year after December 31, 2022, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$162,957	$304,606	$467,563
Multifamily	42,420	81,689	124,109
Commercial	159,690	229,311	389,001
Construction/land	16,123	8,866	24,989
Total real estate	381,190	624,472	1,005,662
Business	6,461	509	6,970
Consumer	54,300	7,719	62,019
Total Loans	$441,951	$632,700	$1,074,651

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2022.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$451,309	94.9%	$16,749	3.5%	$468,058	98.4%	$7,778	1.6%	$475,836	100.0%
Multifamily	88,013	69.4	27,449	21.6	115,462	91.0	11,433	9.0	126,895	100.0%
Commercial	291,297	71.4	34,420	8.5	325,717	79.9	82,165	20.1	407,882	100.0%
Construction/land	77,486	99.2	634	0.8	78,120	100.0	—	—	78,120	100.0%
Total real estate	908,105	83.4	79,252	7.3	987,357	90.7	101,376	9.3	1,088,733	100.0%
Business	25,961	82.8	233	0.7	26,194	83.5	5,177	16.5	31,371	100.0%
Consumer	9,675	15.6	734	1.2	10,409	16.8	51,646	83.2	62,055	100.0%
Total Loans	$943,741	79.8%	$80,219	6.8%	$1,023,960	86.6%	$158,199	13.4%	$1,182,159	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California ($37.1 million), Oregon ($13.8 million), Texas ($9.4 million), Florida ($10.7 million), Alabama ($8.0 million), 42 other states and Washington, D.C. ($79.2 million).

One-to-Four Family Residential Lending. As of December 31, 2022, $475.8 million, or 40.3% of our total loan portfolio consisted of loans secured by one-to-four family residences.

The Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2022, we originated $160.3 million and purchased $4.0 million in one-to-four family residential loans. The purchased loans were part of our efforts to increase our portfolio of Community Reinvestment Act (“CRA”) qualified loans. At December 31, 2022, $233.8 million, or 49.1% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $242.0 million, or 50.9% consisting of non-owner occupied loans. In addition, at December 31, 2022, $163.7 million, or 34.4% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods. We also originate hybrid loans with initial fixed-rate terms of five to ten years that convert to variable-rate which adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses that allow us to declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due‑on‑sale clauses to the extent permitted by law and as a standard course of business. The average period of time a loan is outstanding is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2022, there were no one-to-four family loans on nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2022, $126.9 million, or 10.7% of our total loan portfolio was secured by multifamily properties and $407.9 million, or 34.4% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by retail shopping centers, office buildings, hotels or motels, mini-storage facilities, mobile home parks, warehouses, and nursing homes. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2022, and 2021:

	December 31, 2022		December 31, 2021
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Total multifamily	$126,895	100.0%	$130,146	100.0%

Commercial real estate:
Retail	$132,595	32.5%	$138,463	33.0%
Office	84,315	20.7	90,727	21.6
Hotel / motel	55,471	13.6	64,854	15.5
Storage	33,876	8.3	32,990	7.9
Mobile home park	25,420	6.2	20,636	4.9
Warehouse	19,783	4.9	17,724	4.2
Nursing home	12,365	3.0	12,713	3.0
Other non-residential	44,057	10.8	41,310	9.9
Total non-residential	$407,882	100.0%	$419,417	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $920,000 and $2.1 million, respectively, as of December 31, 2022. At this date, $38.9 million, or 30.6% of our multifamily loans and $116.6 million, or 28.6% of our commercial real estate loans were located outside of the Puget Sound Region. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2022, was a 74-unit apartment complex with a net outstanding principal balance of $12.0 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date. As of December 31, 2022, the largest commercial real estate loan had a net outstanding balance of $15.5 million that was secured by a retail facility located in King County, Washington, which was performing in accordance with its loan repayment terms at that date.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2022, there were no commercial real estate loans or multifamily loans on nonaccrual status. There were no multifamily or commercial real estate loans past due 90 days or more and still accruing interest at December 31, 2022. In addition, there were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2022, and 2021.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Company and a proven record of successful projects. At December 31, 2022, our total construction/land loans decreased to $78.1 million, or 6.6% of our total loan portfolio, from $93.5 million, or 8.4% of our total loans, at December 31, 2021 as a result of $20.7 million of multifamily construction/land loans converting to permanent multifamily loans. The Company’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s total capital plus surplus. The Company was in compliance with this policy at December 31, 2022, with a balance equal to 53.1% of the Bank’s total capital plus surplus. Management intends to maintain levels near or below this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at December 31, 2022 and 2021. There were no construction/land loan charge-offs during the years ended December 31, 2022, and 2021. At December 31, 2022, the loans in process (“LIP”) balance on construction/land loans was $41.4 million.

Following is the composition of our total construction/land loan portfolio, that are net of LIP, at the dates indicated. All of the loans represented were performing:

	December 31,
	2022	2021
	(In thousands)
Construction speculative:
One-to-four family residential	$52,836	$34,677
Total construction speculative	52,836	34,677
Construction permanent: (1)
Multifamily	15,501	37,194
Commercial real estate	—	6,189
Total construction permanent	15,501	43,383
Land:
Land development	3,990	2,485
Land non-development	5,793	12,910
Total land	9,783	15,395
Total construction/land loans	$78,120	$93,455
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

    The following table includes construction/land loans by county at December 31, 2022:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$75,984	97.3%
Snohomish	1,502	1.9
Other Washington counties	634	0.8
Total	$78,120	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2022, the LIP balance on construction/land loans included $5.2 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2022, our three largest construction/land loans consisted of multifamily, construction land development and construction one-to-four family residential loans of $15.5 million, $4.0 million, and $3.6 million, respectively, all of which properties are located in King County. The $15.5 million multifamily loan will rollover to a permanent loan upon completion of the construction period.

Certain of our residential construction loans to borrowers for one-to-four family, non-owner occupied residences are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which may last 12 to 24 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. At December 31, 2022, there were no loans requiring a rollover to a permanent loan with the Bank at the completion of the construction phase.

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

Business Lending. Business loans totaled $31.4 million, or 2.7% of the loan portfolio at December 31, 2022. The Company participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP began in 2020 and ended on May 31, 2021. Under this program we funded 723 applications totaling $77.7 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. At December 31, 2022, there were five PPP loans outstanding totaling $785,000, as compared to 67 PPP loans totaling $10.8 million at December 31, 2021. The Company also originates loans under other SBA lending programs, which are partially guaranteed by the SBA. At December 31, 2022, the Bank’s portfolio included $509,000 of these SBA loans, of which $409,000 is guaranteed by the SBA. At that date, these SBA loans were not held for sale, however, the Company may elect to sell off the guaranteed portion of these loans in the future.

Conventional business loans (loans other than PPP loans) are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our conventional business loans. The largest conventional business loan had an outstanding balance of $18.6 million at December 31, 2022 and was performing according to its repayment terms. At December 31, 2022, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

Aircraft loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. These loans generally range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. At December 31, 2022, the Company’s aircraft loan portfolio consisted of one loan with an outstanding balance of $2.1 million, representing 6.6% of total business loans. See Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2022, consumer loans were $62.1 million, or 5.3% of the total loan portfolio.

At December 31, 2022, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $53.7 million, or 86.5% of the total consumer loan portfolio. Due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. These fixed rate loans typically have maturity periods of three to fifteen years. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. The internal portfolio limit on these loans is currently $60.0 million and the balance in the portfolio was $53.7 million at December 31, 2022. At that date, our largest classic and collectible car loan was $792,000 and the average loan size was $86,000. See Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2022, home equity loans, primarily home equity lines of credit totaled $7.7 million, or 12.3% of the total consumer loan portfolio. The home equity lines of credit include $1.7 million of equity lines of credit in first lien position and $6.0 million of second liens on residential properties. At December 31, 2022, unfunded commitments on our home equity lines of credit totaled $17.2 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30 year term, with a 10 year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Classic and collectible car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2022, $193,000 of classic and collectible auto loans were in nonaccrual status. During the year ended December 31, 2022, $37,000 of consumer loans were charged off.

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

We use a multi-level underwriting matrix which establishes lending targets and tolerance levels depending on the loan type being approved. The matrix also sets minimum credit standards and approval limits for each of the loan types.

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total capital plus surplus, or $25.7 million at December 31, 2022. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total capital plus surplus, or $34.3 million at December 31, 2022.

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

    Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2022, 2021, and 2020, our total loan originations and purchases were $321.4 million, $363.0 million, and $317.9 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the years indicated.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$160,290	$124,220	$107,609
Multifamily	8,287	20,976	27,873
Commercial	38,580	62,552	33,588
Construction/land	55,524	72,825	62,444
Total real estate	262,681	280,573	231,514
Business (1)	2,567	26,029	59,001
Consumer	6,155	1,852	5,308
Total loans originated	271,403	308,454	295,823
Loan purchases and participations:
One-to-four family residential	4,042	1,665	1,467
Multifamily	12	251	—
Commercial	9,073	32,374	1,208
Business	5,000	—	—
Consumer	31,834	20,290	19,390
Total loan purchases and participations (2)	49,961	54,580	22,065
Principal repayments	(258,743)	(342,945)	(352,460)
Charge-offs	—	—	(2)
Change in LIP	2,000	(16,457)	29,746
Change in net deferred (costs) fees, and ALLL	(999)	(753)	(3,052)
Net increase (decrease) in loans	$63,622	$2,879	$(7,880)
_______________
(1) Includes $25.6 million and $52.1 million in PPP loans originated during 2021 and 2020, respectively. PPP expired on May 31, 2021.
(2) Totals include $9.4 million, $8.2 million and $0 million in loan participations during 2022, 2021 and 2020, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. In addition to the 1.0% interest earned on PPP loans, the SBA paid processing fees for PPP loans of either 1%, 3%, or 5%, based on the size of the loan. Banks were not authorized to collect any fees from the loan applicants. United States generally accepted accounting principles (“GAAP”) require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $151,000 of net deferred loan costs at December 31, 2022, and net deferred loan fees of $418,000 at December 31, 2021.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2022, total premiums of $1.4 million, or 3.5% of the purchased principal, were paid on purchased loans. In comparison, premiums of $1.6 million, or 3.4% of the purchased principal, were paid on purchased loans during 2021.

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

Asset Quality

As of December 31, 2022, we had $220,000 of loans past due 30 days or more. These loans represented 0.02% of total loans receivable. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

The Company actively manages delinquent loans and nonperforming assets by aggressively pursuing the collection of debts and marketing saleable properties we foreclosed or repossessed, work-outs of classified assets and loan charge-offs. We handle collection procedures internally or with the assistance of outside legal counsel. Late charges are incurred when the loan exceeds 10 to 15 days past due depending upon the loan product. When a delinquent loan is identified, corrective action takes place immediately. The first course of action is to determine the cause of the delinquency and seek cooperation from the borrower in resolving the issue. Additional corrective action, if required, will vary depending on the borrower, the collateral, if any, and whether the loan requires specific handling procedures as required by the Washington State Deed of Trust Act. If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law.

Construction/land, commercial real estate, and multifamily loans generally have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default.

        Nonperforming Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. Nonperforming loans, which include nonaccrual loans and accruing loans 90 days or more past due, were $193,000 at December 31, 2022, and we had no nonperforming loans at December 31, 2021.

    Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. The Bank had no OREO properties at both December 31, 2022 and 2021. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2022, we had $1.4 million in TDRs as compared to $2.1 million at December 31, 2021.

The largest TDR relationship at December 31, 2022 was a $512,000 one-to-four family rental property located in Pierce County. At December 31, 2022, there was no LIP in connection with our TDRs.

The following table summarizes our total TDRs:

	December 31,
	2022	2021
	(In thousands)
Performing TDRs:
One-to-four family residential	$1,360	$2,107
Total performing TDRs	1,360	2,107
Total TDRs	$1,360	$2,107

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2022, special mention loans totaled $5.9 million and were comprised of a $4.7 million office building loan, $1.0 million in one-to-four family fixed rate mortgage loans, and $203,000 in classic and collectible auto secured fixed rate loans. At December 31, 2022, these loans were current on their payments and were in compliance with their original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The increase in our classified loans during the year ended December 31, 2022 was primarily the result of $47.4 million of loans downgraded to substandard. The downgrades included $45.5 million of commercial loans, $1.6 million in multifamily loan and $193,000 in consumer loans. All substandard loans at December 31, 2022, were classified as impaired and evaluated for a specific allowance. The impairment analysis on these properties showed no anticipated loss on these loans.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Multifamily	1,632	—
Commercial real estate	45,542	34,030
Consumer	193	179
Total classified loans	$47,367	$34,209

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

When determining the appropriate ALLL during 2022, management took into consideration the continued impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the expiration of previous financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and a review of the Bank's largest commercial loan relationships. See also “Allowance for Loan and Lease Losses” in Item 7. Critical Accounting Estimates, and Item 8. Note 1 - Summary of Significant Accounting Policies in this report.

Quarterly, our Board of Directors’ Internal Asset Review Committee reviews and recommends approval of the allowance for loan and lease losses and any provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendation. The ALLL is increased by the provision for loan losses which is charged against current period earnings. If the analysis of our loan portfolio indicates the risk of loss is less than the balance of the ALLL, a recapture of provision for loan losses is added to current period earnings.

For the year ended December 31, 2022, we had a $400,000 recapture of provision for loan losses, as compared to a $300,000 provision for loan losses for the year ended December 31, 2021. The recapture of provision for loan losses in 2022 was primarily a result of $14.4 million of loans downgraded to substandard, resulting in these loans being removed from the calculation of the general allowance for loan and lease losses and instead being individually analyzed for required specific reserve, which indicated no additional specific reserve was needed. Changes in the composition of our loan portfolio, with $90.7 million growth in lower risk one-to-four family residential loans and a $15.3 million decline in higher risk construction/land loans also contributed to the recapture of provision in 2022.

The ALLL was $15.2 million, or 1.29% of total loans at December 31, 2022, as compared to $15.7 million, or 1.40% at December 31, 2021. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2022 and 2021, impaired loans were $48.5 million and $36.1 million, respectively. The increase in 2022 was primarily due to $12.4 million of commercial real estate loans downgraded to substandard in 2022. At December 31, 2022, these impaired loans were well collateralized and the Bank does not expect to incur losses on these loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2022			2021			2020
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family residential	$475,836	$4,043	40.3%	$385,116	$3,214	34.4%	$381,960	$3,181	34.2%
Multifamily	126,895	1,210	10.7	130,146	1,279	11.6	136,694	1,366	12.2
Commercial real estate	407,882	5,397	34.5	419,417	6,615	37.5	385,265	6,127	34.5
Construction/land	78,120	1,717	6.6	93,455	2,064	8.3	92,207	2,189	8.3
Total real estate	1,088,733	12,367	92.1	1,028,134	13,172	91.8	996,126	12,863	89.2
Business	31,371	948	2.7	46,590	1,112	4.2	80,663	1,242	7.2
Consumer	62,055	1,912	5.2	44,812	1,373	4.0	40,621	1,069	3.6
Total	$1,182,159	$15,227	100.0%	$1,119,536	$15,657	100.0%	$1,117,410	$15,174	100.0%

Based on its comprehensive analysis, management believes that the ALLL as of December 31, 2022 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan and lease losses and may adversely affect the Company’s financial condition and results of operations.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
ALLL as a percent of total loans	1.29%	1.40%	1.36%
ALLL at period end	$15,227	$15,657	$15,174
Total loans outstanding	1,182,159	1,119,536	1,117,410

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	—%	0.19%
Total non-accrual loans	$193	$—	$2,104
Total loans outstanding	1,182,159	1,119,536	1,117,410

ALLL as a percent of non-accrual loans at period end	7,889.78%	n/a	721.20%
ALLL at period end	$15,227	$15,657	$15,174
Total non-accrual loans	193	—	2,104

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family residential:	—	0.05%	0.05%
Net recoveries during period	$7	$183	$28
Average loans receivable, net (1)	427,455	374,796	379,049
Multifamily:	—%	—%	—%
Net recoveries during period	$—	$—	$—
Average loans receivable, net (1)	132,845	139,298	156,031
Commercial:	—%	—%	0.01%
Net recoveries during period	$—	$—	$30
Average loans receivable, net (1)	408,688	382,341	383,807
Construction/land development:	—%	—%	—%
Net recoveries during period	$—	$—	$—
Average loans receivable, net (1)	74,438	97,494	95,258
Business:	—%	—%	—%
Net recoveries during period	$—	$—	$—
Average loans receivable, net (1)	32,539	63,263	68,118
Consumer:	(0.07)%	—%	(0.01)%
Net charge-offs during period	$(37)	$—	$(2)
Average loans receivable, net (1)	52,870	41,580	38,626
Total loans:	—%	0.02%	—%
Net (charge-offs) recoveries during period	$(30)	$183	$56
Average loans receivable, net (1)	1,128,835	1,098,772	1,120,889
_______________
(1) The average loans receivable, net balances, include nonaccruing loans and deferred (costs) fees.

Investment Activities

General. Under Washington State law, commercial banks are permitted to invest in various types of liquid assets, including, but not limited to, U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

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

At December 31, 2022, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2022, and 2021, the Bank held three annuity contracts, totaling $2.4 million, as held-to-maturity investments. These annuity contracts were purchased to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities, all which were classified as available-for-sale. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2022, our available-for-sale mortgage-backed securities portfolio included other “private label” mortgage-backed securities with a fair value of $32.4 million and an amortized cost of $34.3 million. The mortgage-backed securities portfolio had a weighted-average yield of 3.75% at December 31, 2022.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, SBA and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2022, the portfolio of government agency securities had a weighted-average yield of 3.49%.

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

    Corporate Bonds. The corporate bond portfolio is comprised of both fixed and variable rate securities issued by various financial institutions. At December 31, 2022, the corporate bond portfolio had a weighted-average yield of 4.69%.

Municipal Bonds. The municipal bond portfolio is comprised of taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.10% at December 31, 2022.

    Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB. During 2022, our FHLB stock holdings increased by $2.0 million, primarily as a result of the $50.0 million increase in our FHLB advances during 2022. The carrying value of our

FHLB stock totaled $7.5 million at December 31, 2022. During the years ended December 31, 2022 and 2021, we received dividends on our FHLB stock of $318,000 and $332,000, respectively.

During the year ended December 31, 2022, gross proceeds from the call, maturity and sale of investments was $11.1 million, with net realized gains of $27,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2022 and 2021. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2022. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	December 31, 2022
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$82,061	3.75%
Municipal bonds	—	—	513	2.20	3,751	2.36	26,619	2.07	30,883	2.10
U.S. government agencies	—	—	38,470	2.35	1,597	4.52	34,287	4.77	74,354	3.49
Corporate bonds	—	—	9,749	6.57	20,731	3.87	—	—	30,480	4.69
Total available-for-sale	$—	—%	$48,732	3.18%	$26,079	3.70%	$60,906	3.51%	$217,778	3.56%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, preferences of our customers, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated as needed through wholesale market (which may include brokered deposits). The Company had $124.9 million of brokered deposits at December 31, 2022 and had no brokered deposits at December 31, 2021. The Company may continue to utilize brokered deposits to supplement our retail deposits and assist in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the years indicated.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total deposits, beginning balance	$1,157,474	$1,093,633	$1,033,534
(Decrease) increase in retail deposits	(112,320)	63,841	154,571
Increase (decrease) in brokered funds	124,886	—	(94,472)
Net increase in deposits	12,566	63,841	60,099
Total deposits, ending balance	$1,170,040	$1,157,474	$1,093,633

At December 31, 2022, deposits totaled $1.17 billion. We had $568.7 million of deposit accounts greater than the FDIC insurance amount of $250,000, or 48.6% of our total deposits. Of this amount, $88.1 million were retail certificates of deposit. At December 31, 2021, $637.1 million, or 55.0%, of deposit accounts were greater than $250,000. At December 31, 2022, we held $61.0 million in public funds, of which $35.5 million exceeded $250,000. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2022. Certificates of deposit are categorized by their original term.

Weighted-Average Interest Rate	Product Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$119,944	10.3%
1.14	N/A	Interest-bearing demand	96,632	8.3
0.03	N/A	Savings	23,636	2.0
1.58	N/A	Money market	542,388	46.4

		Certificates of deposit, retail
0.10	Three months or less		50	—
2.07	Over three through six months		2,532	0.2
1.50	Over six through twelve months		37,798	3.2
1.83	Over twelve months		222,174	18.9
1.78		Total certificates of deposit, retail	262,554	22.3

4.25	Over twelve months	Brokered certificates of deposit	89,768	7.6
3.20	N/A	Interest-bearing demand, brokered	25,062	2.2
4.43	N/A	Money market, brokered	10,056	0.9
4.05		Total brokered deposits	124,886	10.7

		Total deposits	$1,170,040	100.0%

Certificates of Deposit. The following table sets forth the amount and remaining maturities of certificates of deposit at December 31, 2022.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$50,760	$19,903	$5,693	$3,165	$457	$79,978
1.01 - 2.00%	35,135	15,155	958	238	—	51,486
2.01 - 3.00%	31,720	45,538	10,133	2,753	2,191	92,335
3.01 - 4.00%	45,481	1,788	—	876	5,328	53,473
4.01 - 5.00%	75,050	—	—	—	—	75,050
Total	$238,146	$82,384	$16,784	$7,032	$7,976	$352,322

The following table provides the uninsured portion by account of our certificates of deposit at December 31, 2022, by their remaining maturity period.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,100
Over three months through six months	8,070
Over six months through twelve months	33,325
Over twelve months	40,643
Total	$88,138

Deposits by Type. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2022		2021		2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$119,944	10.3%	$117,751	10.2%	$91,285	8.3%
Interest-bearing demand	96,632	8.3	97,907	8.5	108,182	9.9
Savings	23,636	2.0	23,146	2.0	19,221	1.8
Money market	542,388	46.4	624,543	54.0	465,369	42.5
Certificates of deposit, retail:
0.00 - 1.00%	79,978	6.8	176,376	15.2	93,570	8.6
1.01 - 2.00%	51,486	4.4	21,264	1.8	86,145	7.9
2.01 - 3.00%	92,335	7.8	57,509	4.9	180,733	16.5
3.01 - 4.00%	37,793	3.2	38,978	3.4	49,128	4.5
4.01 - 5.00%	962	0.1	0	—		—
Total certificates of deposit, retail	262,554	22.3	294,127	25.3	409,576	37.5
Brokered deposits:
3.01 - 4.00%	15,680	1.3	—	—	—	—
4.01% - 5.00%	74,088	6.3	—	—	—	—
Total certificates of deposit, brokered	89,768	7.6	—	—	—	—
Interest-bearing demand, brokered	25,062	2.2	—	—	—	—
Money market, brokered	10,056	0.9	—	—	—	—
Total brokered deposits	124,886	10.7	—	—	—	—
Total deposits	$1,170,040	100.0%	$1,157,474	100.0%	$1,093,633	100.0%

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

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2022, our remaining FHLB credit capacity was $522.9 million and outstanding advances from the FHLB totaled $145.0 million. In addition, at December 31, 2022, we had supplemental funding sources of $70.4 million available at the FRB and $75.0 million available between two correspondent financial institutions.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. At both December 31, 2022, and December 31, 2021, we had seven interest rate swaps with an aggregate notional amount of $95.0 million. At December 31, 2022, we had a fair value gain of $10.5 million as compared to a fair value gain of $1.5 million at December 31, 2021. In October 2021, a $50.0 million interest rate swap agreement matured and was partially replaced with two interest rate swap agreements with an aggregate notional amount of $25.0 million and original weighted-average term of 7.4 years. For additional information, see Item 1A.

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

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, the Bank and First Financial Diversified Corporation. First Financial Diversified previously held a small portfolio of loans. Subsequent to these loans paying off in 2019, the company has had minimal activity.

First Financial Northwest Bank. The Bank is a community-based commercial bank which primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and fourteen additional branches in King, Pierce and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

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

The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2022, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and KeyBank) controlled 72% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. The Bank’s share of aggregate deposits in the market area is less than 1%.

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

Human Capital

The Company continually strives to recruit the most talented, motivated employees in their respective fields. By providing opportunities for personal and professional growth coupled with an environment that values teamwork and work-life balance, we are able to attract and retain outstanding individuals. We pride ourselves on providing excellent benefits, competitive salaries and the opportunity for participation in the company's long-term success.

Workforce. At December 31, 2022, we had 151 full-time employees. Our employees are not represented by any collective bargaining group. The Company is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2022, our workforce was 61.6% female and 38.4% male, and women held 55.0% of the Bank’s management roles. The average tenure of mid-level officers and managers is 3.8 years and the average tenure of executive / senior level officers is 8.2 years. The ethnicity of our workforce was 66.9% White, 23.8% Asian, 0.7% Black, 0.7% Native Hawaiian or Other Pacific Islander, 1.3% Two or More Races, and 6.6% undisclosed.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2022, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification

Executive / Senior level officers	46.2%	30.8%	8.6%
Mid-level officers and managers	57.4	23.4	31.1
Professionals	46.7	40.0	19.9
Sales workers	55.6	44.4	6.0
Technicians	—	25.0	2.6
Administrative support	85.4	16.7	31.8
Total	61.6%	26.5%	100.0%
__________
(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, or Two or More Races.

Benefits. The Company provides competitive comprehensive benefits to employees. The Company values the health and well-being of its employees and strives to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, profit-sharing plan, ESOP, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable. Effective January 1, 2023, the Company made changes to its 401(k) plan to qualify as a Safe Harbor plan. Under the revised plan, employee contributions up to 5% will be matched 100% by the Company and said matching contributions will be immediately vested to the employee. Separately, in an effort to replace the ESOP benefits that matured in 2022, the Company introduced a profit-sharing plan beginning in 2023, wherein a contribution will be made to every employee’s retirement account in an amount ranging from 5% to 8% annually, based on the Company’s profitability.

Board of directors. The Company’s board of directors is comprised of the Company’s Chief Executive Officer and Chief Financial Officer and six non-employee directors. The non-employee directors are represented by 50% female and 17% minority.

Response to COVID-19 pandemic. The Company will continue to monitor any federal or Washington state mandates and make adjustments to support employees and prioritize employee safety.

Training and education. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Bank’s compliance training program provides annual training courses to assure that all employees and officers know the rules applicable to their jobs.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and the Bank. On March 31, 2015, First Financial Northwest converted from a registered savings and loan holding company to a bank holding company. As a bank holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. The Bank, which changed its charter from a Washington-chartered savings bank to a Washington-chartered commercial bank effective on February 11, 2016, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

The laws and regulations governing us may be amended from time to time by the relevant legislative bodies and regulators. Any such legislative action or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

Regulation and Supervision of First Financial Northwest Bank

General. As a state-chartered commercial bank, the Bank is subject to applicable provisions of Washington state law and regulations of the DFI in addition to federal law and regulations of the FDIC applicable to state banks that are not members of the Federal Reserve System. State law and regulations govern the Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that federal commercial banks have under federal laws and regulations. The Bank is subject to periodic examination by and reporting requirements of the DFI.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (“DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.

    The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028

Management cannot predict what FDIC assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank paid $399,000 in FDIC assessments for the year ending December 31, 2022.

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

Capital Requirements. Federally insured financial institutions, such as the Bank, and their holding companies, are required to maintain a minimum level of regulatory capital.

The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Although the Bank qualified to make this election, as of December 31, 2022, management has not elected to use the CBLR as the Bank’s margin above the current minimum levels to be well-capitalized is greater than our margin would be under the CBLR.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2022, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth the Bank’s capital position at December 31, 2022 and 2021, based on FDIC thresholds to be well-capitalized.

	December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$150,370		$149,563

Tier 1 leverage capital	$156,147	10.31%	$147,816	10.34%
Tier 1 leverage capital requirement	75,722	5.00	71,489	5.00
Excess	$80,425	5.31%	$76,327	5.34%

Common equity tier 1	$156,147	14.37%	$147,816	14.23%
Common equity tier 1 capital requirement	70,641	6.50	67,536	6.50
Excess	$85,506	7.87%	$80,280	7.73%

Tier 1 risk-based capital	$156,147	14.37%	$147,816	14.23%
Tier 1 risk-based capital requirement	86,942	8.00	83,121	8.00
Excess	$69,205	6.37%	$64,695	6.23%

Total risk-based capital	$169,755	15.62%	$160,840	15.48%
Total risk-based capital requirement	108,678	10.00	103,901	10.00
Excess	$61,077	5.62%	$56,939	5.48%

    The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

    For a complete description of the Bank’s required and actual capital levels on December 31, 2022, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The FASB has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2022, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB. At December 31, 2022, the Bank held $7.5 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and the Bank received $318,000 in dividends during the year ended December 31, 2022.

    The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2022, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 53.1% of regulatory capital. In addition, at December 31, 2022, the Bank’s loans on commercial real estate, as defined by the FDIC, were 346.9% of regulatory capital.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations that have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often are substantial and can exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2022, the Bank was in compliance with the reserve requirements in place at that time.

Affiliate Transactions. First Financial Northwest and the Bank are separate and distinct legal entities. First Financial Northwest (and any non-bank subsidiary of First Financial Northwest) is an affiliate of the Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank’s capital plus surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital plus surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see “– Regulation and Supervision of First Financial Northwest – Limitations on Transactions with Affiliates” below.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital plus surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital plus surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2022, the Bank was in compliance with these restrictions.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received an “outstanding” rating during its most recent CRA examination.

Dividends. The amount of dividends payable by the Bank to First Financial Northwest depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessments due to the FDIC. Dividends on the Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the DFI. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement.

The amount of dividends actually paid during any one period is affected by the Bank’s policy of maintaining a strong capital position. Federal law further restricts dividends payable by an institution that does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, The Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the FRB. Accordingly, First Financial Northwest is required to file semi-annual reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine First Financial Northwest, and any of its subsidiaries, and charge First Financial Northwest for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act.  Under the BHCA, First Financial Northwest is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions required by the Dodd-Frank Act. First Financial Northwest and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, First Financial Northwest and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by First Financial Northwest or by its affiliates.

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under Washington corporate law, First Financial Northwest generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement discussed above can also limit dividends. For additional information, see Item 1.A. “Risk Factors – Risks Related to Regulatory and Compliance Matters-Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2022, First Financial Northwest repurchased 84,981 shares of its common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Taxation

    Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The tax years still open for review by the Internal Revenue Service are 2019 through 2022.

First Financial Northwest files a consolidated federal income tax return with the Bank. Accordingly, any cash distributions made by First Financial Northwest to its shareholders are considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Net Operating Loss Carryovers. A financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2022.

Corporate Dividends-Received Deduction. First Financial Northwest may eliminate from its income dividends received from the Bank as a wholly-owned subsidiary of First Financial Northwest that files a consolidated return with the Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

For additional information regarding our federal income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

State Taxation

The Company is subject to a business and occupation tax imposed under Washington state law at the rate of 1.75% of gross receipts for the Bank, as gross receipts are greater than $1.0 million, and 1.50% for its other subsidiaries with gross receipts less than $1.0 million. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax. An audit by the Washington State Department of Revenue was completed for the years 2010 through 2013, resulting in no material tax revisions.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of the Company is set forth below.

    Joseph W. Kiley III, age 67, has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; as director of First Financial and First Financial Diversified since December 2012; and as President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is a director and past Chairman of the Board of Directors of the Washington Bankers Association. In addition, Mr. Kiley currently serves on the Board of Directors of the California Bankers Association and its Executive Committee and is a member of the Community Bankers Council of the American Bankers Association.

Richard P. Jacobson, age 59, has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 58, was appointed Senior Vice President and Chief Credit Officer of First Financial Northwest Bank in December 2019, a position he held on an interim basis since November 2019, and between August 2017 and December 2018. Mr. Soh served as Senior Vice President and Chief Lending Officer from October 2012 to December 2019. From August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 30 years of experience in commercial banking.

Ronnie J. Clariza, age 42, was appointed Senior Vice President and Chief Risk Officer of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Enterprise Risk Management and Government Relations Committees for the California Bankers and Washington Bankers Associations, respectively. He has also participated in numerous working groups for the American Bankers Association and previously served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 63, was promoted to Chief Banking Officer of First Financial Northwest Bank in December 2019. She was appointed Senior Vice President in July 2014 and previously served as Chief Deposit Officer of First Financial Northwest Bank from March 2014 to December 2019. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation, Renton Downtown Partnership, and Renton Area Youth and Family Services.

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

Our loans are primarily to businesses and individuals in the state of Washington with 86.6% of loans to borrowers or secured by properties located in Washington and 13.4% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, at December 31, 2022, our portfolio included $158.2 million, or 13.4% of loans to borrowers or secured by properties located in 47 other states and Washington, D.C., including $37.1 million, or 3.1% of loans, secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve, as a result of inflation, a recession, the effects of COVID-19 variants or other factors, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan and lease losses;
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

External economic factors, such as changes in monetary policy and inflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan and lease losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to Our Lending

Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2022, construction/land loans totaled $78.1 million, or 6.6% of our total loan portfolio. At December 31, 2022, $52.8 million were one-to-four family construction loans and $15.5 million were multifamily construction loans. We had no commercial construction loans at that day. Land loans, which are loans made with land as security, totaled $9.8 million, or 0.8% of our total loan portfolio at December 31, 2022. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes, lines of credit secured by land, and land development loans.

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

At December 31, 2022, $56.8 million of our construction/land loans were for speculative construction loans. All of our permanent construction loans have a take-out commitment for a permanent loan with us. At December 31, 2022, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2022, we had $407.9 million of commercial real estate loans, representing 34.4% of our total loan portfolio and $126.9 million of multifamily loans, representing 10.7% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

    The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank had a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 346.9% of total capital at December 31, 2022. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

At December 31, 2022, $242.1 million, or 50.9% of our one-to-four family residential loan portfolio and 20.5% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2022, we had 127 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $196.8 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2022, $475.8 million, or 40.3% of our total loan portfolio, was secured by first liens on one‑to‑four family residential properties. In addition, at December 31, 2022, our home equity lines of credit totaled $7.7 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $647,000 to $891,000 for single‑family homes in our primary market areas in 2022). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2022, our loan portfolio included $80.2 million, or 6.8% of total loans, located in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $158.2 million, or 13.4% of total loans, in loans located outside of Washington State.

If the lead institutions on our loan participation agreements do not keep us informed about the changes in credit quality on the underlying loans in a timely manner, we could be subject to misstatement in our ALLL, or possibly losses on these loans.

The lead institution in our participation agreements is responsible for obtaining necessary credit information related to the underlying loans in these agreements. If there is credit deterioration on the loans in these agreements that results in a downgrade, and this information is not provided to us in a timely manner, we will not have the loans appropriately graded, which will result in an understatement of our ALLL. If the credit downgrade was significant, and our ALLL was not adequate, we could incur a loss on these loans. At December 31, 2022, we had $39.0 million in loan participations in which we were not the lead lender.

We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

    Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of these loans ultimately may be dependent on the value of the underlying collateral. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Classic and collectible car values are similarly affected by availability and demand, however, due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. An aircraft, classic or collectible car as collateral also presents unique risks because of its high-value and being susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a relatively small number of nonperforming loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant number of aircrafts or classic or collectible cars during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2022, our loan portfolio included $53.7 million in classic and collectible car loans and $2.1 million in aircraft loans.

Our ALLL may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ALLL, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an ALLL to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses which is charged against income. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge‑offs and/or may otherwise require an increase in the ALLL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge‑offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

In addition, the Financial Accounting Standards Board has adopted an accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan and lease losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement will be applicable to us as of January 1, 2023. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan and lease losses as of March 31, 2023, the first reporting period in which the new standard is effective. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 425 basis, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected during 2023. If the FOMC further increases the targeted federal funds rate, interest rates will likely continue to rise, which will positively impact our interest income, however, the increase in interest expense may be greater. In addition, higher rates may negatively impact the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy.

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

Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates increase, the yield we earn on our assets may not rise as fast as our funding costs, causing our net interest margin to contract. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates, however, at December 31, 2022, the yield curve was inverted with short-term rates above long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2022, 62.2% of our net loans were comprised of adjustable-rate loans. At that date, $377.6 million, or 51.3%, of these loans with an average interest rate of 4.21% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

As of December 31, 2022, we had interest rate swaps outstanding with an aggregate notional amount of $95.0 million. At December 31, 2022, the fair value of our interest rate swaps was a $10.5 million gain. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

We may incur losses on our securities portfolio.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, instability in the capital markets and, as previously discussed, changes in market interest rates. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. As we are required to have sufficient liquidity to ensure a safe and sound operation, we may be required to sell securities at a loss if our liquidity position is not at a desirable level and all other sources of liquidity are exhausted. In an environment where other market participants are also liquidating securities, our loss could be materially higher than expected, significantly adversely impacting liquidity and capital levels. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2022, we did not incur any other-than-temporary impairments on our securities portfolio.

Risks Related to our Business Strategy

Our branching strategy may cause our expenses to increase faster than revenues.

Our current business strategy includes branch expansion in strategic areas to enhance our market presence. These new branches tend to be much smaller than traditional bank branch offices, utilizing the improved technology available with our core data processor. This allows us to maintain management’s focus on efficiency, while working to expand our presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly as or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own any additional branch properties. Further, the projected timeline and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of our acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

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

We have certain FHLB advances, loans, interest rate swaps and investment securities, indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities, and may impact the availability and cost of hedging instruments and borrowings., including the rates we pay on our subordinated debentures and trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB of Des Moines and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Historically, we have been able to replace maturing deposits and borrowings if desired, however, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. In addition, in order to maintain adequate liquidity we may have to sell investment securities at a loss, which could adversely impact our financial condition and operations, including but not necessarily limited to lower earnings and capital levels.

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

We participate in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple employer pension plan for the benefit of our employees. Effective March 31, 2013, we did not allow additional employees to participate in this plan and froze the future accrual of benefits under this plan with respect to those participating employees. In connection with our decision to freeze our benefit accruals under the plan, and since then, we considered withdrawing from the plan. If we choose to withdraw from the plan, we could incur a substantial expense in connection with the withdrawal. The actual expense that would be incurred in connection with a withdrawal from the plan is primarily dependent upon the timing of the withdrawal, the total value of the plan’s assets at the time of withdrawal, general market interest rates at that time, expenses imposed on withdrawal, and other conditions imposed by Pentegra as set forth in the plan.

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

    First Financial Northwest is an entity separate and distinct from our principal subsidiary, the Bank, and derives substantially all of its revenue at the holding company level in the form of dividends from the Bank. Accordingly, First Federal Northwest is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements, including the capital conservation buffer requirement. In the event the Bank is unable to pay dividends to First Financial Northwest, it may not be able to pay dividends on its common stock or continue its stock repurchases.

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance (“ESG”) practices, including those relating to sustainability, it may have an adverse effect on our reputation and results of operation.

Our reputation may also be negatively impacted by our diversity, equity and inclusion (“DEI”) efforts if they fall short of expectations. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG and DEI matters. These ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. Furthermore, increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Item 1B. Unresolved Staff Comments

First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties

The corporate office for the Company is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2022, the Bank had thirteen leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, Kirkland, University Place, Gig Harbor, and Issaquah. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 10- “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2022, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

                            PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of March 9, 2023, there were approximately 473 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

As of December 31, 2022, our board of directors had declared 39 consecutive quarterly cash dividends on our common stock. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The following table represents First Financial Northwest common shares repurchased during the fourth quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October 1 - October 31, 2022	—	$—	—	456,000
November 1 - November 30, 2022	—	—	—	456,000
December 1 - December 31, 2022	—	—	—	456,000
	—	—	—

On August 16, 2021, the Company announced that its Board of Directors authorized the repurchase of up to 476,000 shares of the Company’s common stock. The August 2021 stock repurchase program expired on February 15, 2022, with 459,732 shares repurchased at an average price of $16.83 per share. On February 15, 2022, the Company announced that its Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 455,000 shares. The February 2022 stock repurchase program expired on September 16, 2022, with 61,913 shares repurchased at an average price of $16.22 per share. On October 3, 2022, the Company announced that its Board of Directors authorized the repurchase of up to 456,000 shares of the Company common stock. The October 2023 stock repurchase program expires upon the earlier of March 17, 2023, or repurchase of the full amount of authorized shares. As of December 31, 2022, there was no shares repurchased under this plan.

Equity Compensation Plan Information

    The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2022 and 2021, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries. For a discussion and review of our consolidated financial statements and other relevant statistical data for the years ending December 31, 2021 and 2020 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2021.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. The Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington at December 31, 2022. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch

Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. Our business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. During 2022, loan originations, refinances and purchases outpaced repayments of loans, resulting in an increase of $63.6 million in net loans receivable with a balance of $1.17 billion at December 31, 2022. Originations of one-to-four family residential loans were $160.3 million in 2022, as compared to $124.2 million in 2021.

We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans, as well as consumer classic and collectible car loans, that are outside of our primary market area. Commercial and multifamily real estate purchases and participation in 2022 were $9.1 million, compared to $32.6 million in 2021. Consumer loans purchased in 2022 were $31.8 million, compared to $20.3 million in 2021.

Through our efforts to geographically diversify our loan portfolio outside of the State of Washington with direct loan originations, loan participations, or loan purchases, our portfolio includes $158.2 million of loans to borrowers or secured by properties located in 47 other states, plus Washington, D.C., with the largest concentrations at December 31, 2022, in California, Oregon, Texas, Florida, and Alabama of $37.1 million, $13.8 million, $9.4 million, $10.7 million and $8.0 million of loans, respectively.

The Bank has affiliated with an SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming an SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans or equipment financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

    Net income for the year ended December 31, 2022, was $13.2 million, or $1.45 per diluted share, compared to $12.2 million, or $1.29 per diluted share, for the year ended December 31, 2021. The primary contributor to this increase was a $3.4 million increase in net interest income as our increase in interest income exceeded the increase in interest expense. In addition, we recorded a recapture of the provision for loan losses of $400,000 in 2022, compared to a $300,000 provision for loan losses in 2021, primarily as a result of the net impact of changes in the loan portfolio mix and changes in impairment status of loans. Partially offsetting these improvements, noninterest income decreased $639,000 and noninterest expense increased $2.2 million.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. The Bank is currently liability sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. The Bank had a modest improvement in the net interest margin over the last year. Other than the FHLB stock, average yields of all interest-earning assets increased, primarily due to an increase in interest rates resulting from the rising rate environment. For the same reasons, cost of funds also increased, but at a slower pace than interest income. During 2022, the Bank supplemented its funding needs with higher cost brokered deposits as they were deemed the most appropriate alternative funding source, resulting in a $1.1 million increase in interest expense from those funds.

As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ALLL due to loan growth or an increase in probable loan losses. For the year ended December 31, 2022, the Company recorded a recapture of provision in the amount of $400,000.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management services and is also affected by any net gain or loss on sales of investment securities. Our noninterest income decreased $639,000 during the year ended December 31, 2022, as compared to 2021, primarily attributable to a $425,000 decrease in loan prepayment penalties.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $2.2 million during the year ended December 31, 2022, as compared to 2021. The increase was primarily attributable to a $896,000 increase in salaries and employee benefits, reflecting higher than normal vacancies in staffing during 2021, a $219,000 increase in occupancy and equipment, a $440,000 increase in professional fees, including a $183,000 examination fee that was not included in 2021, a $149,000 increase in marketing expense and a $574,000 increase in other general and administrative expense, due to a number of factors, including increased subscriptions, travel and business development efforts.

Business Strategy

Our long-term business strategy is to operate and grow the Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily, construction/land, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength, and loan production capability by:
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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Allowance for Loan and Lease Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, policy and underwriting standards, the current and expected economic conditions, the nature and volume of the loan portfolio, management’s experience level, the level of problem loans, our loan review and grading systems, the value of underlying collateral, geographic and loan type concentrations, and other external factors such as competition, legal, and regulatory requirements in assessing the ALLL. Specific allowances result when management performs an impairment analysis on a loan when management believes that all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific reserve is established in the ALLL for the loan. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. Loans classified as TDRs due to the borrower being granted a rate concession are analyzed by a discounted cash flow analysis. The amount of the specific reserve on these loans is calculated by comparing the present value of the anticipated repayments under the restructured terms to the recorded investment in the loan.

Our Board of Directors’ Internal Asset Review Committee reviews and recommends for approval the allowance for loan and lease losses on a quarterly basis, and any related provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendations. The allowance is increased by the provision for loan losses which is charged against current period earnings. When analysis of the loan portfolio warrants, the allowance is decreased and a recapture of provision of loan losses is included in current period earnings.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period‑to‑period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. “Risk Factors – Risks Related to Our Lending - Our allowance for loan and lease losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

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

    Fair Value. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Assets. The following table details the changes in the composition of our assets at December 31, 2022 from December 31, 2021.

	Balance at December 31, 2022	Balance at December 31, 2021	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$7,722	$7,246	$476	6.6%
Interest-earning deposits	16,598	66,145	(49,547)	(74.9)
Investments available-for-sale, at fair value	217,778	168,948	48,830	28.9
Investments held-to-maturity, at amortized cost	2,444	2,432	12	0.5
Loans receivable, net	1,167,083	1,103,461	63,622	5.8
FHLB stock, at cost	7,512	5,465	2,047	37.5
Accrued interest receivable	6,513	5,285	1,228	23.2
Deferred tax assets, net	2,597	850	1,747	205.5
Premises and equipment, net	21,192	22,440	(1,248)	(5.6)
BOLI	36,286	35,210	1,076	3.1
Prepaid expenses and other assets	12,479	3,628	8,851	244.0
Right of use asset (“ROU”), net	3,275	3,646	(371)	(10.2)
Goodwill	889	889	—	—
Core deposit intangible, net	548	684	(136)	(19.9)
Total assets	$1,502,916	$1,426,329	$76,587	5.4%

The $76.6 million increase in total assets during 2022 was primarily a result of growth in our loan portfolio of $63.6 million, funded by growth in deposits, primarily brokered deposits, additional advances from the FHLB, and excess cash held at the Federal Reserve Bank of San Francisco. Additional factors in our asset growth are described below.

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $49.5 million from December 31, 2021 to December 31, 2022 primarily due to the deployment of a portion of these funds into higher earning loans and investment securities during 2022.

Investments available-for-sale. During 2022, investments available-for-sale increased $49.0 million, or 29.0%, as a portion of our excess liquidity was reinvested into higher yielding available-for-sale securities. During the year ended December 31, 2022, we purchased $54.2 million of fixed rate securities and $41.8 million of variable rate securities. Purchases included $40.0 million of fixed rate U.S. Treasury bonds with maturities of approximately two years. In addition, the Bank purchased $37.8 million of mortgage-backed securities, $3.0 million of asset-backed securities, $10.0 million in corporate securities, and $5.2 million in Community Reinvestment Act qualified municipal and mortgage-backed securities. These purchases were partially offset by $11.1 million in proceeds from sales, calls and maturities of securities, generating a net gain of $27,000.

The effective duration of our securities portfolio increased slightly to 3.65% at December 31, 2022, as compared to 3.54% at December 31, 2021. Effective duration measures the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $63.6 million during 2022 to $1.17 billion. During the year ended December 31, 2022, one-to-four family loans increased $90.7 million and consumer loans, consistent with management’s strategy to increase the Bank’s portfolio of classic and collectible car loans, increased $17.2 million. Partially offsetting these increases, were decreases in multifamily loans of $3.3 million, commercial real estate loans of $11.5 million, and construction/land loans of $15.3 million. In addition, business loans decreased $15.2 million, primarily due to a $10.1 million decrease in PPP loans, due to the expiration of the PPP in May 2021, and $4.0 million decrease in aircraft loans.

During 2022, we supplemented our loan originations and participations by purchasing $40.6 million in loans, including $31.8 million of performing classic and collectible car loans, and $4.0 million of CRA qualified one-to-four family loans. In addition, during 2022 we purchased a $3.7 million loan secured by a commercial real estate property located in Nevada and a $1.1 million loan secured by a commercial real estate property located in New York. These out-of-state purchases reflect our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

At December 31, 2022, the Bank had $193,000 of nonaccrual loans. Nonperforming loans as a percent of our total loans increased to 0.02% at December 31, 2022, from 0.00% at December 31, 2021. Adversely classified loans, defined as substandard or below, increased to $47.4 million at December 31, 2022, from $34.2 million at December 31, 2021. The increase in our classified loans during the year ended December 31, 2022 was primarily the result of $47.4 million of loans downgraded to substandard. The downgrades included $45.5 million of commercial loans, $1.6 million in multifamily loan and $193,000 in consumer loans. All substandard loans at December 31, 2022, were classified as impaired and evaluated for a specific allowance. The Bank is monitoring these loans closely, all of which remain current on their payment obligations, and does not expect to incur any loss.

The following table presents a breakdown of our nonperforming loans at the dates indicated. At both December 31, 2022 and 2021, we had no accruing loans 90 days or more past due or OREO.

	December 31,		$ Change
	2022	2021
	(Dollars in thousands)
Nonperforming loans:
Consumer	$193	—	$193
Total nonperforming loans	193	—	193
Total nonperforming assets	$193	$—	$193

The Bank did not foreclose on any properties during either 2022 or 2021, as a result, we had no foregone interest during the year ended December 31, 2022. There was no LIP related to nonperforming loans at December 31, 2022 or 2021. The level of our nonperforming assets reflects the modest risk profile of our loan portfolio and our commitment to promptly identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2022 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $15.2 million, or 1.29% of total loans receivable at December 31, 2022, as compared to $15.7 million, or 1.40% of total loans receivable at December 31, 2021. The following table details activity and information related to the ALLL for the years ended December 31, 2022 and 2021.

	At or For the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
ALLL balance at beginning of year	$15,657	$15,174
(Recapture of provision) provision for loan losses	(400)	300
Charge-offs	(37)	—
Recoveries	7	183
ALLL balance at end of year	$15,227	$15,657

ALLL as a percent of total loans	1.29%	1.40%
ALLL as a percent of nonperforming loans	7,889.78%	—%
Total nonperforming loans	$193	$—
Nonperforming loans as a percent of total loans	0.02%	—%
Total loans receivable	$1,182,159	$1,119,536
Total loans originated	271,403	308,454

Intangible assets. As a result of the Branch Acquisition in 2017, we recognized goodwill of $889,000 and a CDI of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017. The Company performed an impairment analysis at December 31, 2022, and determined that no impairment of goodwill and CDI existed. However, if adverse economic conditions or the decrease in the Company’s stock price and market capitalization were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.

The CDI was provided by a third-party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount is amortized into noninterest expense on an accelerated basis over ten years and had a balance of $548,000 at December 31, 2022.

Deposits. During the year ended December 31, 2022, deposits increased $12.6 million from December 31, 2021. Details of deposit balances and their concentrations are as follows:

	December 31,
	2022		2021
	(Dollars in thousands)
Noninterest-bearing demand deposits	$119,944	10.3%	$117,751	10.2%
Interest-bearing demand	96,632	8.3	97,907	8.5
Savings	23,636	2.0	23,146	2.0
Money market	542,388	46.4	624,543	54.0
Certificates of deposit, retail	262,554	22.3	294,127	25.3
Brokered deposits (1)	124,886	10.7	—	—
Total deposits	$1,170,040	100.0%	$1,157,474	100.0%
____________
(1) Brokered deposits at December 31, 2022, were comprised of $89.8 million of certificate of deposits, $25.1 million of interest-bearing demand deposits and $10.0 million of money market deposits.

The $12.6 million growth in deposits during 2022 was primarily the result of brokered deposit growth as retail deposits declined in the rising rate environment, especially in the latter half of the year. Money market accounts decreased by $82.2 million, retail certificates of deposit decreased $31.6 million, and interest-bearing demand accounts decreased by $1.3 million. Partially offsetting to these decreases, was a $2.2 million increase in noninterest-bearing demand accounts, which increase was due primarily to growth in business checking accounts.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. When retail deposit balances do not meet our funding needs, we utilize brokered deposits, the national deposit marketplace and other wholesale funding sources. These funds are used to fund loan origination and support other operation needs.

At December 31, 2022 and December 31, 2021, we held $61.0 million and $60.6 million in public funds, respectively, of which $20.1 million were retail certificates of deposit. These funds were secured at December 31, 2022 with the Washington State Public Deposit Protection Commission by $21.0 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances at December 31, 2022 were $145.0 million as compared to $95 million at December 31, 2021. At December 31, 2022, our FHLB advances consisted of $35.0 million of fixed-rate three-month advances that renew quarterly, $60.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below, and $50.0 million of overnight FHLB advances. The availability of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our funding needs change consistent with our asset/liability objectives. Average borrowings during 2022 were $113.9 million. At December 31, 2022, all of our FHLB advances were due to mature in less than two months.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into seven interest rate swap agreements with qualified institutions designated as cash flow hedge instruments. The agreements have an aggregate notional amount of $95.0 million, with individual notional amounts ranging from $10.0 million to $15.0 million, a weighted-average remaining term of 3.9 years and a weighted-average fixed rate of 1.05%. The remaining maturity of these agreements is from 10 months to seven years. On October 25, 2021, a $50.0 million notional swap with a fixed rate of 1.34% matured and was partially replaced with two previously contracted forward-starting interest rate swap agreements of $15.0 million and $10.0 million, effective on that date. These swaps had an original weighted-average term of 7.4 years and a weighted-average fixed rate of 0.80%.

Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding LIBOR index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2022, we recognized a $10.5 million fair value asset as a result of the increase in market value of the interest rate swap agreements.

The Bank has confirmed our adherence to the International Swaps and Derivatives Association (“ISDA”) 2020 LIBOR Fallbacks Protocol (“Protocol”) to prepare for the cessation of LIBOR by June 30, 2023. The Protocol provides a mechanism for parties to bilaterally amend their existing derivatives transactions to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR.

Stockholders’ Equity. Total stockholders’ equity increased to $160.4 million at December 31, 2022, from $157.9 million at December 31, 2021. Increases to stockholders’ equity for the year ended December 31, 2022, included $13.2 million of net income and $1.9 million in net stock-based compensation. In addition, the exercise of stock options resulted in the issuance of 54,481 shares of common stock and a $454,000 increase to additional paid-in capital.

These increases were partially offset by a $7.4 million other comprehensive loss from the decrease in fair value of our available-for-sale investments, partially offset by increases in value of our derivative portfolio. These increases were further offset by a $1.4 million decrease to additional paid-in-capital from the repurchase and retirement of 84,981 shares of First Financial Northwest common stock at an average price of $16.43 per share. In addition, shareholder cash dividends of $0.48 per share were paid during 2022, reducing retained earnings by $4.3 million.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

Net Interest Income. Net interest income in 2022 was $48.4 million, a $3.4 million or 7.6% increase from $45.0 million in 2021, due primarily to a $5.5 million increase in interest income partially offset by a $2.1 million increase in interest expense. The increase in interest income primarily was due to the increase in average yield on interest-earning assets to 4.33% for the year ended December 31, 2022 from 4.01% for the year ended December 31, 2021, a result of increases in market interest rates during the year and our deployment of excess liquidity into higher yielding assets. Average interest-earning assets increased $26.8 million, partially funded by a $16.9 million increase in average interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.95% for the year ended December 31, 2022 from 0.78% for the year ended December 31, 2021, as a result of the rising rate environment and the change in the Company’s deposit mix. In 2022, we supplemented our funding needs by utilizing brokered deposits to fund asset growth and replace retail deposit withdrawals. The average balance of retail certificates of deposit declined $69.0 million during 2022 compared to 2021. The average balances in money market accounts and saving accounts increased by $48.7 million and $2.1 million respectively. However, money market balances declined to $542.4 million at December 31, 2022 compared to $624.5 million at December 31, 2021, contributing to the need for brokered deposits and other wholesale funding alternatives. Average balance in interest-bearing demand accounts decreased $4.9 million while the average balance of noninterest bearing accounts increased $12.7 million. The resulting impact was an improvement in our net interest margin to 3.53% for the year ended December 31, 2022, from 3.35% for the year ended December 31, 2021. For more information, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,128,835	4.69%	$1,098,772	4.57%	$2,765
Investments	203,148	2.76	176,110	1.83	2,379
Interest-earning deposits	30,176	1.28	60,482	0.12	314
FHLB stock	6,256	5.08	6,271	5.29	(14)
Total interest-earning assets	$1,368,415	4.33%	$1,341,635	4.01%	$5,444

During the year ended December 31, 2022, interest income on net loans receivable increased $2.8 million due to increases in both the average yield and balance of loans. The average loan yield increased to 4.69% from 4.57% and the average balance of loans receivable increased $30.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to loans originated or refinanced at higher rates or adjusted upward in this rising rate environment.

Interest income on investments available-for-sale increased $2.4 million during 2022, due to an increase in the average yield to 2.76% from 1.83% for the prior year and, to a lesser extent, a $27.0 million increase in the average balance of investments. Approximately half of our investment portfolio was comprised of variable rate securities which repriced during the rising rate environment during 2022.

Interest income on interest-earning deposits increased $314,000 during the year ended December 31, 2022 compared to the prior year, as a result of a 116 basis point increase in the average yield to 1.28% for the year ended December 31, 2022, from 0.12% for the year ended December 31, 2021, partially offset by a reduction of $30.3 million in their average balance.

The following table details average balances, cost of funds and the resulting changes in interest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$101,744	0.47%	$106,684	0.08%	$388
Savings accounts	23,823	0.03	21,715	0.03	1
Money market accounts	593,984	0.63	545,306	0.29	2,143
Certificates of deposit, retail	273,197	1.33	342,147	1.61	(1,884)
Brokered deposits	41,603	2.62	—	—	1,091
FHLB advances and other borrowings	113,890	1.70	115,466	1.39	331
Total interest-bearing liabilities	$1,148,241	0.95%	$1,131,318	0.78%	$2,070

Interest expense increased $2.1 million to $10.9 million for the year ended December 31, 2022 from $8.8 million for the year ended December 31, 2021. The increase in interest expense was primarily a result of the increase in average cost of interest-bearing deposits to 0.87% for the year ended December 31, 2022, as compared to 0.71% for the year ended December 31, 2021.

Interest expense on retail certificates of deposit decreased $1.9 million as a result of a $69.0 million decrease in the average balance of and a 28 basis point decrease in the average rate paid on these deposits. To compensate for the volume loss in retail certificates of deposit, the Bank utilized brokered deposits as an alternative funding source in 2022, which increased interest expense by $1.1 million in 2022 compared to 2021 when we had no brokered deposits. Brokered deposits had an average balance of $41.6 million and an average cost of 2.62% in 2022. Interest expense on money market accounts increased $2.1 million, primarily due to the average cost increasing to 0.63% in 2022 as compared to 0.29% in 2021 and, to a lesser extent, an increase of $48.7 million in average balance. Interest expense on interest-bearing demand deposits increased $388,000 due primarily to a 39 basis point increase in average cost.

Interest expense on FHLB advances and other borrowings increased $331,000 in 2022 compared to 2021 due to a 31 basis point increase in the average rate paid on advances, slightly offset by lower average balance. As a result of the rate hikes in 2022, the average cost of these advances increased to 1.70% for the year ended December 31, 2022 as compared to 1.39% for the year ended December 31, 2021.

Provision for Loan Losses. We recorded a recapture of the provision for loan losses of $400,000 for the year ended December 31, 2022, compared to a $300,000 provision for loan losses for the year ended December 31, 2021. This recapture, combined with a net charge off of $30,000, resulted in a $430,000 decrease in the ALLL and a decrease in the percentage of the ALLL to total loans to 1.29% at December 31, 2022, compared to 1.40% at December 31, 2021. The recapture of provision for loan losses in 2022 was primarily a result of $14.4 million of loans downgraded to substandard, resulting in these loans being removed from the calculation of the general allowance for loan and lease losses and instead being individually analyzed for required specific reserve, which indicated no additional specific reserve was needed. Changes in the composition of our loan portfolio, with $90.7 million growth in lower risk one-to-four family residential loans and a decline in higher risk construction/land loans with over $20.0 million of these loans converting to permanent multifamily loans also contributed to the recapture of provision in 2022.

In comparison, the provision for loan losses was $300,000 for the year ended December 31, 2021. This provision was primarily a result of a $2.1 million increase in net loans receivable and a change in the composition of our loan portfolio as $30.4 million in repaid PPP loans omitted from our loan loss analysis were replaced with other loans included in the analysis, offsetting the impact from decreased historical loss factors and qualitative factors for certain loan categories as the expected economic impact as a result of the COVID-19 pandemic to the credit quality of our loan portfolio has diminished in 2021. In addition, the provision for loan losses was impacted by the $31.6 million increase in substandard loans and the $14.7 million increase in impaired loans during 2021 evaluated for specific reserve and omitted from the general reserve calculations used to calculate the ALLL and provision for loan losses. Our individual evaluation of our impaired loans during 2021 indicated no additional specific reserve was needed.

Noninterest Income. Noninterest income decreased $639,000 to $3.2 million for the year ended December 31, 2022 from $3.9 million for the year ended December 31, 2021. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
	(Dollars in thousands)
Gain on sale of investments, net	$27	$32	$(5)	(15.6)%
BOLI change in cash surrender value	1,004	1,107	(103)	(9.3)
Wealth management revenue	312	494	(182)	(36.8)
Deposit related fees	936	872	64	7.3
Loan related fees	919	1,265	(346)	(27.4)
Other	49	92	(43)	(46.7)
Total noninterest income	$3,247	$3,862	$(615)	(15.9)%

The largest change to our noninterest income was the $346,000 decrease in loan related fees for the year ended December 31, 2022, primarily due to a $425,000 decrease in fees collected on the early payoff of certain loans during the year ended December 31, 2022.

    Wealth management revenue decreased by $182,000 in 2022. Beginning in early 2022, due to volatile capital markets and rising investor fears, our wealth management services experienced sales headwinds from investors seeking more conservative products and solutions, resulting in a decline in revenue versus 2021.
BOLI income decreased $103,000 for the year ended December 31, 2022, primarily due to $161,000 in death benefit proceeds received in 2021 with no similar activity in 2022. The $1.0 million of BOLI income also included a net increase in cash surrender value of these policies.

Deposit related fees were $936,000 for the year ended December 31, 2022, a $64,000 increase over the prior year, primarily from increased debit card usage in 2022. The increase in deposit related fees was fully offset by the $67,000 decrease in other income.

Noninterest Expense. Noninterest expense increased $2.2 million to $35.6 million for the year ended December 31, 2022 from $33.4 million for the year ended December 31, 2021. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$21,133	$20,237	$896	4.4%
Occupancy and equipment	4,776	4,557	219	4.8
Professional fees	2,339	1,899	440	23.2
Data processing	2,678	2,692	(14)	(0.5)
Regulatory assessments	403	456	(53)	(11.6)
Insurance and bond premiums	464	451	13	2.9
Marketing	303	154	149	96.8
Other general and administrative	3,495	2,921	574	19.7
Total noninterest expense	$35,591	$33,367	$2,224	6.7%

The primary contributor to the increase in noninterest expense for the year ended December 31, 2022 compared to the prior year, was a $896,000 increase in salaries and employee benefits. The increase was due in part to a $944,000 net increase in salaries, payroll related taxes, commissions and employees incentives reflecting higher than normal vacancies in staffing in the year ago period. Also contributing to the increase, were employee benefit related expenses, including the 401(k) match contribution, which increased $145,000 from the prior year. Partially offsetting these increases was a decrease in stock-based compensation of $262,000 primarily due to the maturity of the Bank’s ESOP in 2022 that resulted in nine months of related expense recognition in 2022 versus 12 months in 2021.

Occupancy and equipment increased $219,000 for the year ended December 31, 2022 compared to the prior year, due primarily to a $120,000 increase in facilities and equipment maintenance and a $65,000 increase in depreciation expense.

Professional fees increased $440,000, due to a $162,000 increase in legal fees, a $100,000 increase in audit and accounting service fees, along with $183,000 in regulatory examination fees paid in 2022, with no comparable expense in 2021.

Marketing expense increased $149,000 during 2022, primarily due to increased marketing/promotional campaigns.

Other general and administrative expense increased $574,000 to $3.5 million during 2022, primarily due to increases in travel expenses, subscription, postage relating to the aforementioned marketing expenses, miscellaneous loan expense and business entertainment related expenses as business generating opportunities increased this year.

Federal Income Tax Expense. We recorded a $3.2 million federal income tax provision for 2022, compared to $2.9 million for 2021. The increase in federal income tax provision for 2022 was primarily the result of a $1.2 million increase in pretax net income.

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

	Year Ended December 31,
	2022			2021			2020
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,128,835	$52,935	4.69%	$1,098,772	$50,170	4.57%	$1,120,889	$52,546	4.69%
Investments, taxable	180,085	5,105	2.83	151,768	2,765	1.82	124,162	2,960	2.38
Investments, non-taxable	23,063	498	2.16	24,342	459	1.89	9,422	236	2.50
Interest-earning deposits	30,176	386	1.28	60,482	72	0.12	25,108	52	0.21
FHLB stock	6,256	318	5.08	6,271	332	5.29	6,600	320	4.85
Total interest-earning assets	1,368,415	59,242	4.33	1,341,635	53,798	4.01	1,286,181	56,114	4.36
Noninterest earning assets	87,324			79,841			75,423
Total average assets	$1,455,739			$1,421,476			$1,361,604
Interest-bearing liabilities:
Interest-bearing demand accounts	$101,744	$478	0.47%	$106,684	$90	0.08%	$92,839	$292	0.31%
Savings accounts	23,823	7	0.03	21,715	6	0.03	18,369	15	0.08
Money market accounts	593,984	3,744	0.63	545,306	1,601	0.29	415,190	3,497	0.84
Certificates of deposit, retail	273,197	3,635	1.33	342,147	5,519	1.61	430,179	9,474	2.20
Brokered deposits	41,603	1,091	2.62	—	—	—	30,492	727	2.38
Total deposits	1,034,351	8,955	0.87	1,015,852	7,216	0.71	987,069	14,005	1.42
Advances from the FHLB and other borrowings	113,890	1,934	1.70	115,466	1,603	1.39	125,392	1,640	1.31
Total interest-bearing liabilities	1,148,241	10,889	0.95	1,131,318	8,819	0.78	1,112,461	15,645	1.41
Noninterest bearing liabilities	148,813			130,117			93,556
Average equity	158,685			160,041			155,587
Total average liabilities and equity	$1,455,739			$1,421,476			$1,361,604
Net interest income		$48,353			$44,979			$40,469

Net interest margin			3.53%			3.35%			3.15%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		119.17%			118.59%			115.62%
________________
(1) The average loans receivable, net balances include nonaccrual loans and deferred fees.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, as well as our interest rate spread and net interest margin, at and for the periods indicated.

	Weighted Average Yield at December 31, 2022	Net Yield Year Ended December 31,
		2022	2021	2020
Yield on interest-earning assets:
Loans receivable, net	5.34%	4.69%	4.57%	4.69%
Investments, taxable	3.68	2.83	1.82	2.38
Investments, non-taxable	1.98	2.16	1.89	2.50
Interest-earning deposits	4.36	1.28	0.12	0.21
FHLB stock	5.88	5.08	5.29	4.85
Total interest-earning assets	5.04	4.33	4.01	4.36
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	1.14	0.47	0.08	0.31
Savings accounts	0.03	0.03	0.03	0.08
Money market accounts	1.58	0.63	0.29	0.84
Certificates of deposit, retail	1.78	1.33	1.61	2.20
Brokered deposits	4.05	2.62	—	2.38
Total interest-bearing deposits	1.85	0.87	0.71	1.42
Advances from the FHLB and other borrowings	2.37	1.70	1.39	1.31
Total interest-bearing liabilities	1.91	0.95	0.78	1.41
Interest rate spread	3.13	3.38	3.23	2.95
Net interest margin	n/a	3.53	3.35	3.15

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

	Year Ended December 31, 2022 Compared to December 31, 2021 Change in Interest			Year Ended December 31, 2021 Compared to December 31, 2020 Change in Interest
	2022			2021
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,392	$1,373	$2,765	$(1,339)	$(1,037)	$(2,376)
Investments, taxable	1,824	516	2,340	(859)	664	(195)
Investments, non-taxable	63	(24)	39	(151)	374	223
Interest-earning deposits	350	(36)	314	(53)	73	20
FHLB stock	(13)	(1)	(14)	28	(16)	12
Net change in interest income	3,616	1,828	5,444	(2,374)	58	(2,316)

Interest-bearing liabilities:
Interest-bearing demand accounts	392	(4)	388	(246)	44	(202)
Savings accounts	—	1	1	(12)	3	(9)
Money market accounts	2,000	143	2,143	(2,992)	1,096	(1,896)
Certificates of deposit, retail	(772)	(1,112)	(1,884)	(2,016)	(1,939)	(3,955)
Brokered deposits	1,091	—	1,091	—	(727)	(727)
Advances from FHLB and other borrowings	353	(22)	331	93	(130)	(37)
Net change in interest expense	3,064	(994)	2,070	(5,173)	(1,653)	(6,826)
Net change in net interest income	$552	$2,822	$3,374	$2,799	$1,711	$4,510

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 62.2% of our net loans were adjustable-rate loans at December 31, 2022. At that date, $377.6 million, or 51.3%, of these loans with a weighted-average interest rate of 4.21% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At December 31, 2022, the Bank’s net loans receivable included $158.5 million of prime based loans, all of which were priced above their floors at such date.

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

Our income simulation model examines changes in net interest income in scenarios where interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100, 200 and 300 basis points.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2022, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement. Net interest income would decline in year one under all three rate rising scenarios, with the bigger the increase in the interest rate, the bigger decline in net interest income. The declines would be due to the level of adjustable-rate loans that are currently at their floor rate. The $377.6 million of loans at their floor rate would not experience the full impact of the increase in rates because the fully-indexed rate is below the floor rate that is currently in effect for these loans.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2022
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$46,237	(6.87)%
+200	47,320	(4.69)
+100	48,536	(2.24)
Base	49,647	—
(100)	51,056	2.84
(200)	51,306	3.34
(300)	50,266	1.25

The net interest income table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. The effects of changes in interest rates are based upon a cash flow simulation of our existing assets and liabilities and assuming that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as assumed. Also, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net interest income other than those indicated above.

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

Our primary sources of funds are customer deposits, scheduled loan and investment repayments, including interest payments, maturing loans and investment securities, and advances from the FHLB. These funds, together with equity, are used to fund loans, acquire investments and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2022, the undisbursed portion of construction LIP totaled $41.4 million and unused lines of credit were $32.7 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investments. Retail certificates of deposit and brokered certificates of deposit scheduled to mature in one year or less at December 31, 2022, totaled $148.4 million and $89.8 million, respectively. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank. In addition, we had the ability at December 31, 2022 to borrow an additional $317.2 million from the FHLB, based on our collateral capacity, $70.4 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is our retail deposits. When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets, including but not limited to, selling investments at a loss, which could adversely impact our earnings and capital levels. During 2022, to supplement the decline in retail deposits resulting from the rising rate environment, we utilized brokered deposits as a funding source. We may continue to utilize this type of funding to manage our liquidity position if desirable growth in retail deposits is not expected.

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

Based on our current capital allocation objectives, during fiscal 2023 we expect cash expenditures of $1.5 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million, based on the number of our current outstanding shares at December 31, 2022.

For the fiscal year ending December 31, 2023, we project that our fixed commitments will include (i) $843,000 of operating lease payments and (ii) other future obligations and accrued expenses of $23.7 million. At December 31, 2022, our $145.0 million in FHLB borrowings are all short-term and $95.0 million of our advances are tied to interest rate swap agreements and are expected to be renewed as they mature during 2023. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $160.4 million at December 31, 2022. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2022, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank were as follows as of December 31, 2022: Total capital to risk-weighted assets was 15.62%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.37%; and Tier 1 capital to total assets was 10.31%. At December 31, 2022, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

The Accumulated Other Comprehensive Income (“AOCI”) component of capital includes a variety of items, including the value of our available-for-sale investment portfolio and the value of our derivative instruments, net of tax. We model various interest rate scenarios that could impact these elements of AOCI and believe that we have sufficient capital to withstand the estimated potential fluctuations in a variety of interest rate environments.

First Financial Northwest is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, First Financial Northwest is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since First Financial Northwest is a holding company and does not conduct operations, its primary sources of liquidity are interest earned on interest-earning assets, principally interest-earning deposits, dividends up streamed from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to First Financial Northwest by the Bank. See, Item 8. "Note 14: Regulatory Capital Requirements" in the accompanying notes to consolidated financial statements and Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Dividends” in this Form 10-K. At December 31, 2022, First Financial Northwest, on an unconsolidated basis, had $9.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc., and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan and lease losses balance was $15.2 million at December 31, 2022. The allowance for loan and lease losses is maintained to provide for specific losses on impaired loans and probable losses inherent in the loan portfolio. It is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, charge-off history, current economic conditions, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy underwriting standards, nature and volume of the loan portfolio, management’s experience level, loan review and loan grading, and the value of underlying collateral.

We identified management’s risk ratings of loans and the estimation of qualitative factors, both of which are used in the overall allowance for loan and lease losses calculation, as critical audit matters. The Company uses credit quality indicators, including internally determined risk ratings, to classify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan and lease losses. Determination of the risk ratings is inherently subjective and involves significant management judgement. The qualitative factors are used to estimate probable losses that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for loan and lease losses involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included:

•Tested a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately risk rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable based on the current facts and circumstances.

•Tested qualitative factors to determine that management's evaluation was derived from adequate supporting documentation.

•Tested the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan and lease losses, evaluating the completeness and accuracy of the data used in the calculation, application of the risk ratings determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan and lease losses balance.

/s/ Moss Adams LLP

Everett, Washington
March 13, 2023

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2022	2021
Assets
Cash on hand and in banks	$7,722	$7,246
Interest-earning deposits with banks	16,598	66,145
Investments available-for-sale, at fair value	217,778	168,948
Investments held-to-maturity, at amortized cost	2,444	2,432
Loans receivable, net of allowance of $15,227 and $15,657	1,167,083	1,103,461
Federal Home Loan Bank (“FHLB”) stock, at cost	7,512	5,465
Accrued interest receivable	6,513	5,285
Deferred tax assets, net	2,597	850
Premises and equipment, net	21,192	22,440
Bank owned life insurance (“BOLI”)	36,286	35,210
Prepaid expenses and other assets	12,479	3,628
Right of use asset (“ROU”), net	3,275	3,646
Goodwill	889	889
Core deposit intangible, net	548	684
Total assets	$1,502,916	$1,426,329

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing deposits	$119,944	$117,751
Interest-bearing deposits	1,050,096	1,039,723
Total deposits	1,170,040	1,157,474
FHLB advances	145,000	95,000
Advance payments from borrowers for taxes and insurance	3,051	2,909
Lease liability, net	3,454	3,805
Accrued interest payable	328	112
Other liabilities	20,683	9,150
Total liabilities	1,342,556	1,268,450

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,127,595 shares at December 31, 2022, and 9,125,759 shares at December 31, 2021	91	91
Additional paid-in capital	72,424	72,298
Retained earnings, substantially restricted	95,059	86,162
Accumulated other comprehensive (loss) income, net of tax	(7,214)	174
Unearned Employee Stock Ownership Plan (“ESOP”) shares	—	(846)
Total stockholders’ equity	$160,360	$157,879
Total liabilities and stockholders’ equity	$1,502,916	$1,426,329

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2022	2021
Interest income
Loans, including fees	$52,935	$50,170
Investments	5,603	3,224
Interest-earning deposits	386	72
Dividends on FHLB stock	318	332
Total interest income	$59,242	$53,798
Interest expense
Deposits	8,955	7,216
FHLB advances and other borrowings	1,934	1,603
Total interest expense	$10,889	$8,819
Net interest income	48,353	44,979
(Recapture of provision) provision for loan losses	(400)	300
Net interest income after (recapture of provision) provision for loan losses	$48,753	$44,679
Noninterest income
Net gain on sale of investments	27	32
BOLI income	1,004	1,107
Wealth management revenue, net	312	494
Deposit related fees	936	872
Loan related fees	919	1,265
Other	49	92
Total noninterest income	$3,247	$3,862
Noninterest expense
Salaries and employee benefits	21,133	20,237
Occupancy and equipment	4,776	4,557
Professional fees	2,339	1,899
Data processing	2,678	2,692
Regulatory assessments	403	456
Insurance and bond premiums	464	451
Marketing	303	154
Other general and administrative	3,495	2,921
Total noninterest expense	$35,591	$33,367
Income before provision for federal income taxes	16,409	15,174
Federal income tax provision	3,169	2,925
Net income	$13,240	$12,249

Basic earnings per common share	$1.47	$1.31
Diluted earnings per common share	$1.45	$1.29
Basic weighted average number of common shares outstanding	9,006,369	9,340,997
Diluted weighted average number of common shares outstanding	9,102,283	9,454,495

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021
	(In thousands)
Net income	$13,240	$12,249
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on available-for-sale securities	(18,319)	(1,636)
Tax effect	3,847	343
Reclassification adjustment for net gains realized in income	(27)	(32)
Tax effect	6	7
Gains on cash flow hedges	8,994	4,316
Tax effect	(1,889)	(906)
Other comprehensive (loss) income, net of tax	$(7,388)	$2,092
Total comprehensive income	$5,852	$14,341

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2020	9,736,875	97	82,095	78,003	(1,918)	(1,975)	$156,302
Net income	—	—	—	12,249	—	—	12,249
Other comprehensive income	—	—	—	—	2,092	—	2,092
Exercise of stock options	41,000	—	344	—	—	—	344
Issuance of common stock - restricted stock awards, net	55,673	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	708	—	—	—	708
Allocation of 112,853 ESOP shares	—	—	567	—	—	1,129	1,696
Repurchase and retirement of common stock	(704,950)	(7)	(11,377)	—	—	—	(11,384)
Canceled common stock - restricted stock awards	(2,839)	—	(39)	—	—	—	(39)
Cash dividends declared and paid ($0.44 per share)	—	—	—	(4,090)	—	—	(4,090)
Balances at December 31, 2021	9,125,759	91	72,298	86,162	174	(846)	157,879
Net income	—	—	—	13,240	—	—	13,240
Other comprehensive loss	—	—	—	—	(7,388)	—	(7,388)
Exercise of stock options	54,481	(1)	455	—	—	—	454
Issuance of common stock - restricted stock awards, net	45,544	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	770	—	—	—	770
Allocation of 84,640 ESOP shares	—	—	526	—	—	846	1,372
Repurchase and retirement of common stock	(84,981)	1	(1,399)	—	—	—	(1,398)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividends declared and paid ($0.48 per share)	—	—	—	(4,343)	—	—	(4,343)
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$—	$160,360

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$13,240	$12,249
Adjustments to reconcile net income to net cash provided by operating activities
(Recapture of provision) provision for loan losses	(400)	300
Loss on sale of OREO property, net	—	207
Net amortization of premiums and discounts on investments	720	1,100
Gain on sale of investments available-for-sale	(27)	(32)
Depreciation of premises and equipment	2,153	2,158
Loss on disposal of premises and equipment	1	1
Deferred federal income taxes	217	235
Allocation of ESOP shares	1,372	1,696
Stock compensation expense	770	708
BOLI income	(1,004)	(1,107)
Annuity income	(10)	(24)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	279	(354)
Decrease in right of use asset	739	759
Increase in advance payments from borrowers for taxes and insurance	142	411
(Increase) decrease in accrued interest receivable	(1,228)	223
Decrease in lease liability	(719)	(736)
Increase (decrease) in accrued interest payable	216	(99)
Increase in other liabilities	11,531	743
Net cash provided by operating activities	27,992	18,438
Cash flows from investing activities:
Proceeds from sales and call of investments	11,089	20,042
Principal repayments on investments	16,729	20,028
Purchases of investments available-for-sale	(95,687)	(84,203)
Net increase in loans receivable	(63,222)	(3,179)
Proceeds from sales of OREO properties	—	247
Purchases of premises and equipment	(906)	(2,020)
(Purchase) sale of FHLB stock	(2,047)	945
Proceeds from BOLI death benefit settlement	—	1,086
Purchase of BOLI	(72)	(2,155)
Net cash used in investing activities	(134,116)	(49,209)

continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from financing activities:
Net increase in deposits	12,566	63,841
Advances from the FHLB	196,000	25,000
Repayments of advances from the FHLB	(146,000)	(50,000)
Proceeds from stock options exercises	454	344
Net share settlement of stock awards	(226)	(38)
Repurchase and retirement of common stock	(1,398)	(11,384)
Dividends paid	(4,343)	(4,090)
Net cash provided by financing activities	$57,053	$23,673

Net decrease in cash and cash equivalents	$(49,071)	$(7,098)
Cash and cash equivalents at beginning of year	73,391	80,489
Cash and cash equivalents at end of year	$24,320	$73,391

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,673	$8,918
Federal income taxes	2,485	3,190

Noncash transactions:
Change in unrealized loss on investments available-for-sale	(18,346)	(1,668)
Change in unrealized gain on cash flow hedge	8,994	4,316
Initial recognition of right-of-use asset for new leases	368	758
Initial recognition of lease liability for new leases	368	758

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

    First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to the Bank. First Financial Northwest converted from a savings and loan holding company to a bank holding company in 2015 and is subject to regulation by the Board of Governors of the Federal Reserve of the Federal Reserve System ((the “Federal Reserve Board” or “Federal Reserve”) through the Federal Reserve Bank of San Francisco (the “FRB”). The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the DFI”).

The was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, the Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion in 2007, the Bank changed its name to First Savings Bank Northwest. In August 2015, the Bank changed its name to First Financial Northwest Bank to support the expansion of focus to being more than a traditional “savings” bank. In February 2016, the Bank changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

The Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville, Bothell, Kent, Kirkland and Issaquah. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In Pierce County, two branch offices serve Gig Harbor and University Place. The Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

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

Subsequent Events

    There are no events and transactions subsequent to December 31, 2022 for potential recognition or disclosure.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. Effective March 26, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at December 31, 2022 and 2021.

Investments

    Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. At December 31, 2022 and 2021, we had held-to-maturity and available-for-sale, but no trading securities.

Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity. Held-to-maturity investments are reported at amortized cost.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Company is required to maintain a minimum level of investment in the Federal Home Loan Bank of Des Moines (“FHLB”) stock, based on specified percentages of total assets and the Bank’s outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Company’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value.

Transfer of Financial Assets

    Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. The ESOP allocation process was complete in 2022.

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

Derivatives

    The Company designates certain interest rate swap agreements as a cash flow hedge, and as such, reports the net fair value as an asset or liability. The hedge is utilized to mitigate the risk of variability in future interest payments. The fair value of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the cash flow hedge is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value, with the change in fair value recorded as other comprehensive income or loss. Each derivative is tested for effectiveness quarterly and all of our derivatives continue to be deemed effective. The gain or loss on the derivative is reclassified into earnings in the same income statement line item that is used to present the earnings effect of the hedged item.

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

Core Deposit Intangible

    A core deposit intangible (“CDI”) asset was recognized from the assumption of core deposit liabilities in connection with the acquisition of four branches from Opus Bank, a California state-chartered commercial bank in 2017 (the “Branch Acquisition”). The asset was valued by a third party and is amortized into noninterest expense over ten years. The CDI is evaluated for impairment annually with any additional decline recorded as a noninterest expense on the Consolidated Income Statement.

Recently Issued Accounting Pronouncements

    Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to the ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company has completed compiling historical and industry data. In addition, we have engaged a third-party vendor to assist in the CECL calculation. We are in the process of developing and implementing an internal governance framework. Based on our preliminary analysis, we estimate that the adoption of the ASU will result in a combined increase to our allowance for credit losses and reserve for unfunded loan commitments of 1% to 10%.

In January 2021, the Financial Accounting Standards Board issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. As of December 31, 2022, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company is evaluating the optional election of this ASU for the transition from LIBOR to a new reference rate.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2022 and 2021, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,800	$—	$(1,860)	$9,940
Freddie Mac	13,720	—	(1,831)	11,889
Ginnie Mae	29,426	18	(1,601)	27,843
Other	34,295	—	(1,906)	32,389
Municipal bonds	36,968	17	(6,102)	30,883
U.S. Government agencies	76,718	6	(2,370)	74,354
Corporate bonds	33,000	—	(2,520)	30,480
	$235,927	$41	$(18,190)	$217,778

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$12,920	$146	$(88)	$12,978
Freddie Mac	13,039	115	(330)	12,824
Ginnie Mae	23,728	105	(146)	23,687
Other	11,278	47	(61)	11,264
Municipal bonds	36,078	677	(289)	36,466
U.S. Government agencies	41,711	61	(338)	41,434
Corporate bonds	29,997	505	(207)	30,295
	$168,751	$1,656	$(1,459)	$168,948

There were $2.4 million of investments classified as held-to-maturity at both December 31, 2022, and 2021. In January 2020, the Company purchased three annuity contracts to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. The annuities are reported at amortized cost as investments held-to-maturity on the Company’s consolidated balance sheet. The amortized cost includes increases from interest income.

     The amortized cost and estimated fair value of investments available-for-sale at December 31, 2022, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	50,100	48,732
Due after five years through ten years	28,769	26,079
Due after ten years	67,817	60,906
	146,686	135,717
Mortgage-backed investments	89,241	82,061
	$235,927	$217,778

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $21.0 million and $23.1 million were pledged as collateral for public deposits at December 31, 2022, and 2021, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At both December 31, 2022, and 2021, there were no investments pledged as collateral for FHLB advances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Proceeds	$11,088	$20,042
Gross gains	27	104
Gross losses	—	(72)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2022 and 2021.

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,710	$(1,073)	$3,226	$(787)	$9,936	$(1,860)
Freddie Mac	4,677	(272)	6,476	(1,559)	11,153	(1,831)
Ginnie Mae	7,645	(310)	13,714	(1,291)	21,359	(1,601)
Other	27,430	(1,614)	4,959	(292)	32,389	(1,906)
Municipal bonds	7,892	(680)	20,901	(5,422)	28,793	(6,102)
U.S. Government agencies	43,664	(1,184)	30,224	(1,186)	73,888	(2,370)
Corporate bonds	17,241	(1,259)	13,239	(1,261)	30,480	(2,520)
	$115,259	$(6,392)	$92,739	$(11,798)	$207,998	$(18,190)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,279	$(88)	$—	$—	$6,279	$(88)
Freddie Mac	4,709	(233)	3,214	(97)	7,923	(330)
Ginnie Mae	18,539	(146)	—	—	18,539	(146)
Other	4,815	(61)	—	—	4,815	(61)
Municipal bonds	18,805	(264)	1,059	(25)	19,864	(289)
U.S. Government agencies	10,123	(34)	21,682	(304)	31,805	(338)
Corporate bonds	985	(15)	3,809	(192)	4,794	(207)
	$64,255	$(841)	$29,764	$(618)	$94,019	$(1,459)

At December 31, 2022, and 2021, the Company had 123 and 51 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2022 and 2021, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2022 and 2021, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”), at December 31, 2022, and 2021 are summarized as follows:

	December 31,
	2022	2021
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$233,785	$185,320
Permanent non-owner occupied	242,051	199,796
	475,836	385,116

Multifamily	126,895	130,146

Commercial real estate	407,882	419,417

Construction/land: (1)
One-to-four family residential	52,836	34,677
Multifamily	15,501	37,194
Commercial	—	6,189
Land	9,783	15,395
	78,120	93,455

Business	31,371	46,590
Consumer	62,055	44,812
Total loans	1,182,159	1,119,536
Less:
Deferred loan (costs) fees, net (2)	(151)	418
ALLL	15,227	15,657
Loans receivable, net	$1,167,083	$1,103,461
____________
(1)Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans and be reclassified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2022, the Company had $15.5 million of multifamily loans and $9.8 million of commercial land loans included in the construction/land loan portfolio that will be converted to permanent loans upon completion of the construction period. At December 31, 2021, total loans included in the construction/land loan portfolio to be converted to permanent loans included $37.2 million of multifamily loans, $12.9 million of commercial land loans, and $6.2 million of commercial real estate loans.
(2)Deferred loan (costs) fees, net, include $3.4 million of unamortized loan purchase premiums at December 31, 2022.

Concentrations of credit. Most of the Company’s lending activity occurs within the state of Washington. The primary market areas include King, and to a lesser extent, Pierce, Snohomish and Kitsap counties. At December 31, 2022, the Company’s loan portfolio was comprised of one-to-four family residential loans representing 40.3% of the total loan portfolio, commercial real estate and multifamily loans representing 34.4% and 10.7%, respectively, and construction/land loans representing 6.6% of the total loan portfolio. Consumer and business loans accounted for the remaining 8.0% of the total loan portfolio. During the years ended December 31, 2021 and 2020, the Company participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the CARES Act to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. Forgiveness

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments received from the SBA reduced the balance of PPP loans included in commercial business loans to $785,000 at December 31, 2022, all of which is fully guaranteed by the SBA. The Company’s five largest borrowing relationships had an aggregate total of $109.6 million at December 31, 2022, representing 9.3% of total loans receivable.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2022 and 2021, was as follows:

December 31, 2022
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$4,673	Due within one year (1)	$329,764
After one year through three years	56,461	After one year through three years	72,362
After three years through five years	68,783	After three years through five years	224,852
After five years through ten years	104,646	After five years through ten years	108,557
Thereafter	212,061	Thereafter	—
	$446,624		$735,535
 ____________
(1) Includes $158.5 million of prime based loans and $111.1 million in loans that adjust monthly based on LIBOR.

December 31, 2021
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$39,712	Due within one year (1)	$284,631
After one year through three years	50,504	After one year through three years	74,706
After three years through five years	92,824	After three years through five years	177,607
After five years through ten years	118,310	After five years through ten years	103,909
Thereafter	177,333	Thereafter	—
	$478,683		$640,853
____________
(1) Includes $117.0 million of prime based loans and $114.8 million in loans that adjust monthly based on LIBOR.

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

    Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on the risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine‑point risk rating system. A description of the general characteristics of the risk grades is as follows:

•Grades 1 through 5: These grades are considered to be “pass” credits. These include assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Company. Pass credits also include credits that are on the Company’s watch list (grade 5), where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    As of both December 31, 2022, and 2021, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at December 31, 2022, and 2021 by type and risk category:

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$473,700	$122,972	$342,827	$78,120	$31,371	$61,632	$1,110,622
Pass, grade 5 (watch)	1,113	2,291	14,845	—	—	27	18,276
Special mention	1,023	—	4,668	—	—	203	5,894
Substandard	—	1,632	45,542	—	—	193	47,367
Total	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$383,276	$126,149	$351,241	$91,202	$46,590	$44,379	$1,042,837
Pass, grade 5 (watch)	911	3,997	23,019	2,253	—	33	30,213
Special mention	929	—	11,127	—	—	221	12,277
Substandard	—	—	34,030	—	—	179	34,209
Total	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Company will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific reserve in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional loss allowances.

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

The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated. The analysis of pooled loans excluded PPP loans as these loans are fully guaranteed by the SBA.

	At or For the Year Ended December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657
Charge-offs	—	—	—	—	—	(37)	(37)
Recoveries	7	—	—	—	—	—	7
Provision (recapture of provision)	822	(69)	(1,218)	(347)	(164)	576	(400)
Ending balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227

General reserve	$4,030	$1,210	$5,397	$1,717	$948	$1,912	$15,214
Specific reserve	13	—	—	—	—	—	13

Loans:
Total Loans	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159
Loans collectively evaluated for impairment (1) (3)	474,476	125,263	362,340	78,120	31,371	62,055	1,133,625
Loans individually evaluated for impairment (2)	1,360	1,632	45,542	—	—	—	48,534
____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.
(3) PPP loans totaling $785,000 were excluded from the collectively evaluated pool when calculating the ALLL as payment on these loans is guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,181	$1,366	$6,127	$2,189	$1,242	$1,069	$15,174
Charge-offs	—	—	—	—	—	—	—
Recoveries	183	—	—	—	—	—	183
(Recapture) provision	(150)	(87)	488	(125)	(130)	304	300
Ending balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657

General reserve	$3,194	$1,279	$6,615	$2,064	$1,112	$1,373	$15,637
Specific reserve	20	—	—	—	—	—	20

Loans:
Total Loans	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
Loans collectively evaluated for impairment (1) (3)	383,009	130,146	385,387	93,455	46,590	44,812	1,083,399
Loans individually evaluated for impairment (2)	2,107	—	34,030	—	—	—	36,137
_____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.
(3) PPP loans totaling $10.8 million were excluded from the collectively evaluated pool when calculating the ALLL as payment on these loans is guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Loans. Total past due loans comprised 0.02% of total loans at both December 31, 2022, and December 31, 2021.

The following tables represent a summary at December 31, 2022, and 2021, of the aging of loans by type:

	Loans Past Due as of December 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$233,785	$233,785
Non-owner occupied	27	—	—	27	242,024	242,051
Multifamily	—	—	—	—	126,895	126,895
Commercial real estate	—	—	—	—	407,882	407,882
Construction/land	—	—	—	—	78,120	78,120
Total real estate	27	—	—	27	1,088,706	1,088,733
Business	—	—	—	—	31,371	31,371
Consumer	—	—	193	193	61,862	62,055
Total	$27	$—	$193	$220	$1,181,939	$1,182,159
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2022.

	Loans Past Due as of December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$185,320	$185,320
Non-owner occupied	—	—	—	—	199,796	199,796
Multifamily	—	—	—	—	130,146	130,146
Commercial real estate	—	—	—	—	419,417	419,417
Construction/land	—	—	—	—	93,455	93,455
Total real estate	—	—	—	—	1,028,134	1,028,134
Business	76	—	—	76	46,514	46,590
Consumer	179	—	—	179	44,633	44,812
Total	$255	$—	$—	$255	$1,119,281	$1,119,536
________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2021.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonaccrual Loans. At December 31, 2022, total nonaccrual loans were $193,000, comprised of one consumer loan and there were no nonaccrual loans at December 31, 2021.

The following tables summarize the loan portfolio at December 31, 2022, and 2021, by type and payment activity:

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$475,836	$126,895	$407,882	$78,120	$31,371	$61,862	$1,181,966
Nonperforming	—	—	—	—	—	193	193
Total	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159
____________
(1) There were $233.8 million of owner-occupied one-to-four family residential loans and $242.1 million of non-owner occupied one-to-four family residential loans classified as performing.

	December 31, 2021
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
Nonperforming (2)	—	—	—	—	—	—	—
Total	$385,116	$130,146	$419,417	$93,455	$46,590	$44,812	$1,119,536
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

At both December 31, 2022, and 2021, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a summary of loans individually evaluated for impairment at December 31, 2022, and 2021, by the type of loan:

	At December 31, 2022
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$174	$175	$—
Non-owner occupied	188	188	—
Multifamily	1,632	1,632	—
Commercial real estate	45,542	45,542	—
Total	47,536	47,537	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	486	533	12
Non-owner occupied	512	512	1
Total	998	1,045	13
Total impaired loans:
One-to-four family residential:
Owner occupied	660	708	12
Non-owner occupied	700	700	1
Multifamily	1,632	1,632	—
Commercial real estate	45,542	45,542	—
Total	$48,534	$48,582	$13
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table presents a summary of the average recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2022 and 2021, by the type of loan:

	Year Ended December 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$184	$11	$217	$12
Non-owner occupied	712	23	947	62
Multifamily	1,317	69	828	—
Commercial real estate	41,102	2,054	23,994	1,329
Total	43,315	2,157	25,986	1,403

Loans with an allowance:
One-to-four family residential:
Owner occupied	490	28	498	31
Non-owner occupied	516	36	756	37
Total	1,006	64	1,254	68

Total impaired loans:
One-to-four family residential:
Owner occupied	674	39	715	43
Non-owner occupied	1,228	59	1,703	99
Multifamily	1,317	69	828	—
Commercial real estate	41,102	2,054	23,994	1,329
Total	$44,321	$2,221	$27,240	$1,471

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Performing TDRs	$1,360	$2,107
Nonaccrual TDRs	—	—
Total TDRs	$1,360	$2,107

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

    There were no TDR modifications during the year ended December 31, 2022. The following table presents TDR modifications during the year ended December 31, 2021, and the recorded investment prior to the modification and after the modification:

	Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

TDRs that occurred during the period:
One-to-four family residential:
Advancement of maturity date	3	$1,353	$1,353
Commercial real estate:
Advancement of maturity date	1	1,241	1,241
Total	4	$2,594	$2,594

The CARES Act, signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. generally up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, as amended by the CAA, 2021, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and January 1, 2022. At December 31, 2022, the Company had no loans that were on active short-term deferrals under the CARES Act and related regulatory guidance. Loan modifications made in accordance with the CARES Act are still subject to an impairment evaluation.

At December 31, 2022 and 2021, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

There were no charge-offs to the ALLL for the years ended December 31, 2022 and 2021, related to TDRs. For the years ended December 31, 2022 and 2021, there were no payment defaults on loans modified as TDRs within the previous 12 months.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    At both December 31, 2022, and 2021, the Company had no loans outstanding with executive officers or directors.

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$—	$454
Net proceeds from sale of OREO	—	(247)
Loss on sale of OREO	—	(207)
Balance at end of year	$—	$—

At December 31, 2022, there were no mortgage loans secured by residential real estate in the process of foreclosure.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2022, and 2021:

	December 31,
	2022	2021
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	21,873	21,617
Leasehold improvements	6,088	5,946
Furniture and fixtures	3,777	3,751
Equipment	2,342	2,323
Computer hardware and software	3,767	3,771
	40,073	39,634
Less accumulated depreciation and amortization	(19,277)	(17,194)
Construction in process	396	—
Total premises and equipment, net	$21,192	$22,440

Depreciation and amortization expense was $2.2 million for the years ended December 31, 2022 and 2021.

Note 6 - Fair Value of Financial Instruments

The Company measures the fair value of financial instruments for reporting in accordance with ASC Topic 820, Fair Value Measurements. Fair values of assets or liabilities are based on estimates of the exit price, which is the price that would be received to sell an asset or paid to transfer a liability. When available, observable market transactions or market information is used. The fair value estimate of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$9,940	$—	$9,940	$—
Freddie Mac	11,889	736	11,153	—
Ginnie Mae	27,843	—	27,843	—
Other	32,389	—	32,389	—
Municipal bonds	30,883	—	30,883	—
U.S. Government agencies	74,354	38,450	35,904	—
Corporate bonds	30,480	—	30,480	—
Total available-for-sale investments	$217,778	$39,186	$178,592	$—
Derivative fair value asset	$10,485	$—	$10,485	$—
Total	$228,263	$39,186	$189,077	$—

	December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$12,978	$—	$12,978	$—
Freddie Mac	12,824	744	12,080	—
Ginnie Mae	23,687	—	23,687	—
Other	11,264	3,023	8,241	—
Municipal bonds	36,466	—	36,466	—
U.S. Government agencies	41,434	—	41,434	—
Corporate bonds	30,295	—	30,295	—
Total available-for-sale investments	$168,948	$3,767	$165,181	$—
Derivative fair value asset	$1,491	$—	$1,491	$—
Total	$170,439	$3,767	$166,672	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2022, and 2021.

	December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$48,521	$—	$—	$48,521
Total	$48,521	$—	$—	$48,521
_______________
(1) Total value of impaired loans is net of $13,000 of specific reserves on performing TDRs.

	December 31, 2021
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$36,118	$—	$—	$36,118
Total	$36,118	$—	$—	$36,118
________________
(1) Total value of impaired loans is net of $20,000 of specific reserves on performing TDRs.

    The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.

	December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans (1)	$48,521	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 6.91% (0.06%)
_______________
(1) Total value of impaired loans is net of $13,000 of specific reserves on performing TDRs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans (1)	$36,118	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% (0.00%)
________________
(1) Total value of impaired loans is net of 20,000 of specific reserves on performing TDRs.

    The fair value calculation of the Company’s financial instruments attempts to incorporate market conditions at a specific point in time. The underlying assumptions are generally subjective and involve uncertainties. Therefore, these fair value estimates are not intended to represent the underlying value of the Company as a whole.

    The carrying amounts and estimated fair values of financial instruments at December 31, 2022, and 2021, were as follows:

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	7,722	$7,722	$7,722	$—	$—
Interest-earning deposits	16,598	16,598	16,598	—	—
Investments available-for-sale	217,778	217,778	39,186	178,592	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,167,083	1,120,403	—	—	1,120,403
FHLB stock	7,512	7,512	—	7,512	—
Accrued interest receivable	6,513	6,513	—	6,513	—
Derivative fair value asset	10,485	10,485	—	10,485	—

Financial Liabilities:
Deposits	782,600	782,600	782,600	—	—
Certificates of deposit, retail	262,554	254,004	—	254,004	—
Brokered deposits	124,886	124,843		124,843
Advances from the FHLB	145,000	144,999	—	144,999	—
Accrued interest payable	328	328	—	328	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,246	$7,246	$7,246	$—	$—
Interest-earning deposits	66,145	66,145	66,145	—	—
Investments available-for-sale	168,948	168,948	3,767	165,181	—
Investments held-to-maturity	2,432	2,432	—	2,432	—
Loans receivable, net	1,103,461	1,109,887	—	—	1,109,887
FHLB stock	5,465	5,465	—	5,465	—
Accrued interest receivable	5,285	5,285	—	5,285	—
Derivative fair value asset	1,491	1,491	—	1,491	—

Financial Liabilities:
Deposits	863,347	863,347	863,347	—	—
Certificates of deposit, retail	294,127	295,929	—	295,929	—
Advances from the FHLB	95,000	95,003	—	95,003	—
Accrued interest payable	112	112	—	112	—

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Loans receivable	$5,290	$4,634
Investments	1,222	651
Interest-earning deposits	1	—
	$6,513	$5,285

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Noninterest-bearing	$119,944	$117,751
Interest-bearing demand	96,632	97,907
Savings	23,636	23,146
Money market	542,388	624,543
Certificates of deposit, retail	262,554	294,127
Brokered deposits	124,886	—
	$1,170,040	$1,157,474

At December 31, 2022, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2023	$238,146
2024	82,384
2025	16,784
2026	7,032
2027	7,976
Total: (1)	$352,322
_______________
(1) Includes $89.8 million of brokered certificates of deposit.

Deposits included public funds of $61.0 million and $60.6 million at December 31, 2022 and 2021, respectively.
Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2022, and 2021, were $89.6 million and $77.4 million, respectively. Interest expense on certificates of deposit equal to or exceeding $250,000 totaled $1.2 million for both the years ended December 31, 2022 and 2021.

Included in total deposits are accounts of $2.7 million and $2.2 million at December 31, 2022, and 2021, respectively, which are controlled by related parties.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Interest-bearing demand	$478	$90
Savings	7	6
Money market	3,744	1,601
Certificates of deposit, retail	3,635	5,519
Brokered deposits	1,091	—
	$8,955	$7,216

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Other Borrowings

The Company maintained credit facilities with the FHLB at December 31, 2022, and 2021, totaling $667.9 million and $648.1 million, respectively. At December 31, 2022, the credit facility was collateralized by $235.9 million of single-family residential mortgages, $163.8 million of commercial real estate loans, and $62.5 million of multifamily loans under a blanket lien arrangement. At December 31, 2021, the credit facility was collateralized by $223.0 million of single-family residential mortgages, $145.4 million of commercial real estate loans, and $54.1 million of multifamily loans under a blanket lien arrangement. The Company also had $70.4 million of unused line-of-credit facilities with the FRB and $75.0 million with other financial institutions at December 31, 2022, with interest payable at the then stated rate.

    Summary information related to FHLB advances and other borrowings during the years ended December 31, 2022, and 2021 consisted of the following:

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$159,000	$120,000
Average borrowing outstanding during year	113,890	115,466
Balance outstanding at end of year	145,000	95,000
Average rate paid during the year	1.70%	1.39%
Weighted-average rate paid at end of year	2.37	1.26

Scheduled maturities of FHLB advances outstanding at December 31, 2022, were as follows:

	Balance Due	Weighted Average Interest Rate at December 31, 2022
(Dollars in thousands)
FHLB overnight Fed Funds	$50,000	4.60%
Fixed rate, maturing within two months	95,000	1.20
	$145,000

Note 10 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and lease liabilities on the Company’s consolidated balance sheets. At December 31, 2022, the Company had thirteen operating leases for retail branch locations. The remaining initial lease terms range from one month to 8.1 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. Short term leases, having a term of one year or less, are expensed in the period of the lease. To calculate the present value of future lease payments, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2022, the Company was committed to paying $71,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Total lease expense included in the Company’s consolidated income statement includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The Company’s consolidated balance sheet includes the ROU and lease liability. The following table includes details on these items at and for the years ended December 31, 2022, and 2021.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Lease expense, year-to-date	$1,107	$1,061
ROU	3,275	3,646
Lease liability	3,454	3,805
Weighted average remaining term (in years)	5.16	6.26
Weighted average discount rate	2.10%	1.91%

    The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2022 and the discounted lease liability at that date:

December 31, 2022
(In thousands)
Due through one year	$844
Due after one year through two years	761
Due after two years through three years	669
Due after three years through four years	363
Due after four years through five years	298
Due after five years	730
Total minimum lease payments	3,665
Less: present value discount	211
Lease liability	$3,454

Note 11 - Derivatives

    The Company uses derivative financial instruments in the form of interest rate swap agreements, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At December 31, 2022, the hedged items have a total notional amount of $95.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have four to eight year terms, with remaining terms ranging from 10 months to 6.8 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount of $10.0 million to $15.0 million. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes this amount as part of interest expense on borrowings on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month LIBOR interest received from the counterparty. At December 31, 2022, the $10.5 million net fair value gain of the cash flow hedges was reported with other assets. The tax effected amount of $8.3 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2022 or 2021, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of derivative instruments as of December 31, 2022 and 2021:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Location	Fair Value at December 31, 2022	Fair Value at December 31, 2021
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	Other assets	$10,485	$1,491

The following table presents the net unrealized gains (losses) on derivative instruments, net of tax, included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021:

	Location	2022 Amount of Gain Recognized In OCI, net of tax	2021 Amount of Loss Recognized In OCI, net of tax
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other Comprehensive Income	$7,105	$3,410

Note 12 - Benefit Plans

Multi-employer Pension Plans

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined-benefit pension plan that covers substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

    The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.39% for 2022 and 5.56% for 2021) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2022	2021
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	101.9%	111.2%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2022 and 2021, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Pentegra’s Form 5500, were $248.6 million and $253.2 million for the plan years ended June 30, 2021 and June 30, 2020, respectively. The Company’s contributions to the Pentegra DB Plan for the fiscal year ended December 31, 2022 are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2021. The Company’s policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total contributions to the Pentegra DB Plan by the Company during the years ended December 31, 2022 and 2021 were:

2022		2021
Date Paid	Amount	Date Paid	Amount
(In thousands)
11/28/2022	$92	11/18/2021	$207
Total	$92	Total	$207

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $177,000 and $175,000 of compensation expense for the years ended December 31, 2022, and 2021, respectively. At December 31, 2022, a $1.0 million liability was included in other liabilities on the Company’s consolidated balance sheet in support of the expected current and future benefit payments on these agreements. In addition, in January 2020, the Company purchased three annuity contracts, totaling $2.4 million, to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 60 days of continuous employment. Under the plan, in 2022, employee contributions up to 6% were matched 50% by the Company. Such matching became vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $365,000 and $319,000 to the plan for the years ended December 31, 2022, and 2021, respectively. Effective January 1, 2023, the Company made changes to its 401(k) plan to qualify as a Safe Harbor plan. Under the revised plan, employee contributions up to 5% will be matched 100% by the Company and said matching contributions will be immediately vested to the employee. Separately, in an effort to replace the ESOP benefits that matured in 2022, as outlined below, the Company introduced a profit-sharing plan beginning in 2023, wherein a contribution will be made to every employee’s retirement account in an amount ranging from 5% to 8% annually, based on the Company’s profitability.

Employee Stock Ownership Plan

The Company provides an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from First Financial Northwest and used those funds to acquire 1,692,800 shares of First Financial Northwest’s stock at the time of the initial public offering at a price of $10.00 per share. The loan which had a fixed interest rate of 4.88% matured on October 8, 2022.

Shares purchased by the ESOP with the loan proceeds were held in a suspense account and were allocated to ESOP participants on a pro rata basis as principal and interest payments were made by the ESOP to First Financial Northwest. The loan was secured by First Financial Northwest’s common stock purchased with the loan proceeds and was repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.2 million and $1.6 million were made by the ESOP during 2022 and 2021 respectively.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of key transactions for the ESOP for the years ended December 31, follows:

	2022	2021
	(In thousands)
ESOP contribution expense	$1,372	$1,696
Dividends on unallocated ESOP shares used to reduce ESOP contribution	30	87

    Shares held by the ESOP at December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
	(Dollars in thousands, except share data)
Allocated shares	1,692,800	1,608,160
Unallocated shares	—	84,640
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$—	$1,369

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At December 31, 2022, there were 969,834 total shares available for future grant under the 2016 Plan, including 184,197 shares available to be granted as restricted stock.

    Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the 2016 Plan for the year ended December 31, 2022, was $770,000. The final compensation expense for the 2008 Plan and the total compensation for the 2016 Plan for the year ended December 31, 2020, was $708,000. The related income tax benefit was $162,000 and $149,000 for the years ended December 31, 2022, and 2021, respectively.

Stock Options

    Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. At December 31, 2022, options granted under the 2008 Plan to purchase 217,519 shares were outstanding and fully vested and exercisable. Stock options have a contractual period of ten years. Any unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    There were no stock options granted in 2022 or 2021.

    A summary of the Company’s stock option plan awards activity for the year ended December 31, 2022 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	272,000	$10.63		$1,507,300
Exercised	(54,481)	8.36		386,658
Outstanding at December 31, 2022	217,519	11.20	1.44	$823,028
Expected to vest assuming a 3% forfeiture rate over the vesting term	217,519	11.20	1.44	823,028
Exercisable at December 31, 2022	217,519	11.20	1.44	823,028

As of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock Awards

    A summary of changes in nonvested restricted stock awards for the year ended December 31, 2022, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	44,426	13.78
Granted	47,542	16.35
Vested	(58,698)	14.07
Forfeited	(1,998)	16.93
Nonvested at December 31, 2022	31,272	16.93

Expected to vest assuming a 3% forfeiture rate over the vesting term	30,334	16.93

As of December 31, 2022, there was $84,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2022, and 2021 were $790,000 and $402,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Current	$2,952	$2,690
Deferred	217	235
Total income tax expense	$3,169	$2,925

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31, 2022, and 2021, on pretax income is as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Income tax expense at statutory rate	$3,441	$3,187
Income tax effect of:
Tax exempt interest, net	(50)	(54)
BOLI income, net	(207)	(229)
Other, net	(15)	21
Total income tax expense	$3,169	$2,925

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Charitable contributions	$—	$—
ALLL	$3,198	$3,288
Reserve for unfunded commitments	52	59
Deferred compensation	218	194
Net unrealized loss on investments available-for-sale	3,811	—
Employee benefit plans	273	385
Accrued expenses	104	114
Core deposit intangible	63	53
Expenses to facilitate branch acquisition	18	20
Split dollar life insurance	101	87
Lease liability	725	799
Total deferred tax assets	8,563	4,999
Deferred tax liabilities:
FHLB stock dividends	1	3
Loan origination fees and costs	1,246	1,098
Net unrealized gain on derivative cash flow hedge	2,201	312
Net unrealized gain on investments available for sale	—	42
Fixed assets	1,699	1,818
Goodwill	67	54
Right of use asset	688	766
Other, net	64	56
Total deferred tax liabilities	$5,966	$4,149
Deferred tax assets, net	$2,597	$850

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

At December 31, 2022 and 2021, the Company had no net operating loss carryforward.

As a result of the bad debt deductions taken in years prior to 1988, retained earnings includes accumulated earnings of approximately $4.5 million, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then-prevailing corporate tax rates. The Company does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore no provision has been made.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2022, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

The Company had no unrecognized tax benefits at December 31, 2022 or 2021, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2019.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the FRB. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices, and until August 30, 2018, First Financial Northwest was subject to similar capital regulations. The Company was not subject to regulatory requirements for bank holding companies at December 31, 2022, and 2021, as its assets were less than the $3.0 billion threshold.

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

As of December 31, 2022, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Financial Northwest Bank’s actual capital amounts and ratios at December 31, 2022, and 2021, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022:
Total risk-based capital	$169,755	15.62%	$86,942	8.00%	$108,678	10.00%

Tier 1 risk-based capital	156,147	14.37	65,207	6.00	86,942	8.00

Common equity tier 1 capital (“CET1”)	156,147	14.37	48,905	4.50	70,641	6.50

Tier 1 leverage capital	156,147	10.31	60,578	4.00	75,722	5.00

December 31, 2021:
Total risk-based capital	$160,840	15.48%	$83,121	8.00%	$103,901	10.00%

Tier 1 risk-based capital	147,816	14.23	62,340	6.00	83,121	8.00

Common equity tier 1 capital (“CET1”)	147,816	14.23	46,755	4.50	67,536	6.50

Tier 1 leverage capital	147,816	10.34	57,191	4.00	71,489	5.00

    In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2022, the Bank’s capital conservation buffer was 7.62%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $74.0 million at December 31, 2022, and $77.4 million at December 31, 2021.

Lease Commitments. The Company has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, Kent, Kirkland, University Place, Gig Harbor, and Issaquah, all in Washington. For more information on the Company’s lease commitments, see Note 10 - Leases.

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2022	2021
	(In thousands)
Assets
Cash and cash equivalents	$223	$74
Interest-bearing deposits	9,612	6,887
Investment in subsidiaries	150,522	150,822
Receivable from subsidiaries	3	363
Deferred tax assets, net	—	2
Other assets	236	25
Total assets	$160,596	$158,173

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$64	$170
Deferred tax liability, net	6	—
Other liabilities	166	124
Total liabilities	236	294
Stockholders’ equity	160,360	157,879
Total liabilities and stockholders’ equity	$160,596	$158,173

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2022	2021
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$13	$15
Total interest income	13	15
Noninterest income:
Other income	$25	—
Total noninterest income	$25	$—
Total operating income	$38	$15
Operating expenses:
Other expenses	1,942	1,721
Total operating expenses	1,942	1,721
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,904)	(1,706)
Federal income tax benefit	(411)	(376)
Loss before equity in undistributed loss of subsidiaries	(1,493)	(1,330)
Equity in undistributed earnings of subsidiaries	14,733	13,579
Net income	$13,240	$12,249

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$13,240	$12,249
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(14,733)	(13,579)
Dividends received from subsidiary	8,198	6,708
Restricted stock compensation	6	25
Change in deferred tax liability, net	8	—
Change in receivables from subsidiaries	33	(37)
Change in payables to subsidiaries	(106)	106
Change in other assets	(211)	3
Changes in other liabilities	42	(33)
Net cash provided by operating activities	6,477	5,442
Cash flows from investing activities:
ESOP loan repayment	1,173	1,492
Net cash provided by investing activities	1,173	1,492
Cash flows from financing activities:
Proceeds from exercise of stock options	454	344
Proceeds for vested awards	737	767
Net share settlement of stock awards	(226)	(38)
Repurchase and retirement of common stock	(1,398)	(11,384)
Dividends paid	(4,343)	(4,090)
Net cash used in financing activities	(4,776)	(14,401)
Net decrease in cash	2,874	(7,467)
Cash and cash equivalents at beginning of year	6,961	14,428
Cash and cash equivalents at end of year	$9,835	$6,961

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands, except share data)
Net income	$13,240	$12,249
Earnings allocated to participating securities	(44)	(58)
Earnings allocated to common shareholders	$13,196	$12,191

Basic weighted-average common shares outstanding	9,006,369	9,340,997
Dilutive effect of stock options	81,480	95,584
Dilutive effect of restricted stock grants	14,434	17,914
Diluted weighted-average common shares outstanding	9,102,283	9,454,495

Basic earnings per share	$1.47	$1.31
Diluted earnings per share	$1.45	$1.29

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2022 and 2021 there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Gain on sales of investment securities (1)	$27	$32
BOLI income (1)	1,004	1,107
Wealth management revenue	312	494
Deposit related fees	311	289
Debit card and ATM fees	625	583
Loan related fees	919	1,265
Other	49	92
Total noninterest income	$3,247	$3,862
____________
(1) Not in scope of Topic 606

    For the year ended December 31, 2022, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At December 31, 2022, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2022, under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2022, The Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(a) Management’s report on internal control over financial reporting.

First Financial Northwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of First Financial Northwest; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

First Financial Northwest’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of December 31, 2022, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

Not applicable.

(c) Changes in internal control over financial reporting.

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2022 that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s definitive proxy statement for the Annual Meeting of Shareholders to be held in May 11, 2023 (the “Proxy Statement”) is incorporated herein by reference.

    For information regarding the executive officers of the Company, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act December 31, 2022, our Audit Committee was composed of Directors Joann E. Lee (Chairman), Cindy L. Runger and Ralph C. Sabin. Each member of the Audit Committee is “independent”, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Cindy L. Runger and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K.

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

    (d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	217,519	$11.20	—
2016 Equity Incentive Plan (1)	—	—	969,834
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	217,519	$11.20	969,834
    ___________________
(1) The shares available for future grant under the 2016 Equity Incentive Plan include 184,917 shares which may be granted as stock awards. Each share granted as stock award reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

    The information required by this item under the section captioned "Proposal 3- Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement is incorporated herein by reference.

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

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Date File

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

FIRST FINANCIAL NORTHWEST, INC.

Date: March 13, 2023	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph C. Sabin	Chairman of the Board and Director	March 13, 2023
Ralph C. Sabin

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 13, 2023
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 13, 2023
Richard P. Jacobson	(Principal Financial Officer)

/s/ Eva Q. Ngu	Vice President and Controller	March 13, 2023
Eva Q. Ngu	(Principal Accounting Officer)

/s/ Diane C. Davis	Director	March 13, 2023
Diane C. Davis

/s/ Joann E. Lee	Director	March 13, 2023
Joann E. Lee

/s/ Roger H. Molvar	Director	March 13, 2023
Roger H. Molvar

/s/ Richard M. Riccobono	Director	March 13, 2023
Richard M. Riccobono

/s/ Cindy L. Runger	Director	March 13, 2023
Cindy L. Runger