Form 10-Q
period 2023-03-31
First Financial Northwest, Inc.
filed 2023-05-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 10, 2023, 9,148,086 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	March 31, 2023	December 31, 2022
Assets
	(Unaudited)
Cash on hand and in banks	$9,618	$7,722
Interest-earning deposits with banks	70,998	16,598
Investments available-for-sale, at fair value	214,948	217,778
Investments held-to-maturity, at amortized cost	2,439	2,444
Loans receivable, net of allowance of $16,028, and $15,227	1,184,750	1,167,083
Federal Home Loan Bank ("FHLB") stock, at cost	8,203	7,512
Accrued interest receivable	7,011	6,513
Deferred tax assets, net	2,990	2,597
Premises and equipment, net	20,732	21,192
Bank owned life insurance ("BOLI"), net	36,647	36,286
Prepaid expenses and other assets	11,336	12,479
Right of use asset (“ROU”), net	3,194	3,275
Goodwill	889	889
Core deposit intangible, net	516	548
Total assets	$1,574,271	$1,502,916

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$110,780	$119,944
Interest-bearing deposits	1,116,348	1,050,096
Total deposits	1,227,128	1,170,040
FHLB advances	160,000	145,000
Advance payments from borrowers for taxes and insurance	5,447	3,051
Lease liability, net	3,374	3,454
Accrued interest payable	749	328
Other liabilities	17,928	20,683
Total liabilities	1,414,626	1,342,556

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,148,086 shares at March 31, 2023, and 9,127,595 shares at December 31, 2022	92	91
Additional paid-in capital	72,445	72,424
Retained earnings	95,597	95,059
Accumulated other comprehensive loss, net of tax	(8,489)	(7,214)
Total stockholders' equity	159,645	160,360
Total liabilities and stockholders' equity	$1,574,271	$1,502,916

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income
Loans, including fees	$16,029	$12,001
Investment securities	2,105	831
Interest-earning deposits with banks	236	19
Dividends on FHLB stock	130	74
Total interest income	18,500	12,925
Interest expense
Deposits	6,332	1,257
FHLB advances and other borrowings	912	300
Total interest expense	7,244	1,557
Net interest income	11,256	11,368
Provision (recapture of provision) for credit losses	300	(500)
Net interest income after provision (recapture of provision) for credit losses	10,956	11,868
Noninterest income
BOLI income	308	288
Wealth management revenue, net	45	82
Deposit related fees	223	215
Loan related fees	91	199
Other (expense) income, net	(2)	5
Total noninterest income	665	789
Noninterest expense
Salaries and employee benefits	5,461	5,261
Occupancy and equipment	1,165	1,228
Professional fees	417	452
Data processing	686	677
Regulatory assessments	101	101
Insurance and bond premiums	130	129
Marketing	77	37
Other general and administrative	956	741
Total noninterest expense	8,993	8,626
Income before federal income tax provision	2,628	4,031
Federal income tax provision	506	771
Net income	$2,122	$3,260
Basic earnings per common share	$0.23	$0.36
Diluted earnings per common share	$0.23	$0.36
Basic weighted average number of common shares outstanding	9,104,371	8,987,482
Diluted weighted average number of common shares outstanding	9,173,276	9,117,432

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$2,122	$3,260
Other comprehensive loss, before tax:
Unrealized holding losses on investments available-for-sale	(64)	(7,082)
Tax effect	13	1,487
(Losses) gains on cash flow hedges	(1,549)	4,471
Tax effect	325	(939)
Other comprehensive loss, net of tax	(1,275)	(2,063)
Total comprehensive income	$847	$1,197

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	3,260	—	—	3,260
Other comprehensive loss, net of tax	—	—	—	—	(2,063)	—	(2,063)
Exercise of stock options	2,000	—	21	—	—	—	21
Issuance of common stock - restricted stock awards, net	34,210	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	188	—	—	—	188
Allocation of 28,213 ESOP shares	—	—	193	—	—	282	475
Repurchase and retirement of common stock	(40,784)	—	(694)	—	—	—	(694)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,083)	—	—	(1,083)
Balances at March 31, 2022	9,107,977	$91	$71,780	$88,339	$(1,889)	$(564)	$157,757

	Three Months Ended March 31, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$—	$160,360
Net income	—	—	—	2,122	—	—	2,122
Other comprehensive loss, net of tax	—	—	—	—	(1,275)	—	(1,275)
Issuance of common stock - restricted stock awards, net	27,618	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	128	—	—	—	128
Canceled common stock - restricted stock awards	(7,127)	—	(107)	—	—	—	(107)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,189)	—	—	(1,189)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	—	(395)
Balances at March 31, 2023	9,148,086	$92	$72,445	$95,597	$(8,489)	$—	$159,645

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,122	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for credit losses	300	(500)
Net amortization of premiums and discounts on investments	127	258
Depreciation of premises and equipment	514	555
Loss on disposal of premises and equipment	1	—
Deferred federal income taxes	50	329
Allocation of ESOP shares	—	475
Stock compensation expense	128	188
BOLI income	(308)	(288)
Annuity income	(3)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(374)	(318)
ROU	189	191
Advance payments from borrowers for taxes and insurance	2,396	2,390
Accrued interest receivable	(498)	(305)
Lease liability	(188)	(188)
Increase in accrued interest payable	421	—
Decrease (increase) in other liabilities	(2,747)	4,025
Net cash provided by operating activities	2,130	10,071

Cash flows from investing activities:
Proceeds from calls and maturities of investments available-for-sale	—	2,382
Principal repayments on investments available-for-sale	2,639	4,868
Purchases of investments available-for-sale	—	(25,854)
Net increase in loans receivable	(18,467)	(17,421)
Purchase of FHLB stock	(691)	(47)
Purchase of premises and equipment	(55)	(369)
Purchase of BOLI	(53)	(54)
Net cash used by investing activities	(16,627)	(36,495)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in deposits	$57,088	$(17,373)
Advances from the FHLB	111,000	—
Repayments of advances from the FHLB	(96,000)	—
Proceeds from stock options exercises	—	21
Net share settlement of stock awards	(106)	(226)
Repurchase and retirement of common stock	—	(694)
Dividends paid	(1,189)	(1,083)
Net cash provided (used) by financing activities	70,793	(19,355)

Increase (decrease) in cash and cash equivalents	56,296	(45,779)
Cash and cash equivalents at beginning of period	24,320	73,391
Cash and cash equivalents at end of period	$80,616	$27,612

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$6,823	$1,557

Noncash items:
Change in unrealized loss on investments available-for-sale	$(64)	$(7,082)
Change in unrealized gain on cash flow hedges	(1,549)	4,471
Initial recognition of ROU	108	—
Initial recognition of lease liability	108	—
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	395	—

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

At March 31, 2023, First Financial Northwest Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC (“2022 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for credit losses (“ACL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. On January 1, 2023, the Company adopted this ASU, which resulted in a net of tax charge of $395,000 to retained earnings, and a $500,000 increase to allowance for credit losses for the cumulative effect of adopting this guidance. The impact that the transition to CECL had on the expected credit losses on unfunded commitments was deemed to be immaterial.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the Company was no longer initiating or renewing loans using LIBOR as an index. As of March 31, 2023, the Company’s derivative instruments continued to use LIBOR as the basis for interest-rate swap calculations. The Company does not expect this ASU to have a material impact on its business operations and Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no write offs in the first quarter of 2023 and recoveries for the quarter were $1,000, all of which were from one-to-four family residental loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,739	$—	$(1,708)	$10,031
Freddie Mac	13,684	—	(1,685)	11,999
Ginnie Mae	29,191	31	(1,469)	27,753
Other	33,548	—	(1,842)	31,706
Municipal bonds	36,868	55	(5,050)	31,873
U.S. Government agencies	75,131	6	(1,990)	73,147
Corporate bonds	33,000	—	(4,561)	28,439
Total	$233,161	$92	$(18,305)	$214,948

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,800	$—	$(1,860)	$9,940
Freddie Mac	13,720	—	(1,831)	11,889
Ginnie Mae	29,426	18	(1,601)	27,843
Other	34,295	—	(1,906)	32,389
Municipal bonds	36,968	17	(6,102)	30,883
U.S. Government agencies	76,718	6	(2,370)	74,354
Corporate bonds	33,000	—	(2,520)	30,480
Total	$235,927	$41	$(18,190)	$217,778

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2023 and December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$2,113	$(30)	$7,918	$(1,678)	$10,031	$(1,708)
Freddie Mac	959	(25)	10,306	(1,660)	11,265	(1,685)
Ginnie Mae	3,148	(17)	16,208	(1,452)	19,356	(1,469)
Other	25,129	(1,424)	6,577	(418)	31,706	(1,842)
Municipal bonds	3,016	(19)	26,369	(5,031)	29,385	(5,050)
U.S. Government agencies	17,381	(329)	55,305	(1,661)	72,686	(1,990)
Corporate bonds	10,959	(1,041)	17,480	(3,520)	28,439	(4,561)
Total	$62,705	$(2,885)	$140,163	$(15,420)	$202,868	$(18,305)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,710	$(1,073)	$3,226	$(787)	$9,936	$(1,860)
Freddie Mac	4,677	(272)	6,476	(1,559)	11,153	(1,831)
Ginnie Mae	7,645	(310)	13,714	(1,291)	21,359	(1,601)
Other	27,430	(1,614)	4,959	(292)	32,389	(1,906)
Municipal bonds	7,892	(680)	20,901	(5,422)	28,793	(6,102)
U.S. Government agencies	43,664	(1,184)	30,224	(1,186)	73,888	(2,370)
Corporate bonds	17,241	(1,259)	13,239	(1,261)	30,480	(2,520)
Total	$115,259	$(6,392)	$92,739	$(11,798)	$207,998	$(18,190)

On a quarterly basis, management evaluates available-for-sale (“AFS”) securities in unrealized loss positions to determine if an allowance for credit losses is required. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. If it is determined that a credit loss exists, that loss is recognized as an allowance for credit losses through the provision for credit losses in the Consolidated Income Statements. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized through earnings. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the unrealized loss representing a credit loss would be recognized in earnings, limited by the amount that the fair value is less than the amortized cost basis. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”).

The Company had 121 securities and 123 securities in an unrealized loss position, with 92 and 62 of these securities in an unrealized loss position for 12 months or more, at March 31, 2023, and December 31, 2022, respectively. Management does

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not believe that any material amount of the unrealized losses at December 31, 2022 was related to credit issues. The decline in fair market value of these securities was generally due to changes in market interest rates and changes in market-desired spreads subsequent to their purchase. However, at March 31, 2023, a portion of the losses in the Company’s corporate bond portfolio are credit related. Specifically, the Company’s corporate bond portfolio includes $22.0 million in subordinated debt securities issued by financial institutions, including $8.0 million issued by two large regional west coast financial institutions. The market value on the securities issued by these two institutions declined by $2.1 million in the quarter ended March 31, 2023, with estimated valuations totaling $5.5 million at quarter end. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities as of or during the three months ended March 31, 2023, and December 31, 2022.

    The amortized cost and estimated fair value of investments available-for-sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2023
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$24,929	$24,357
Due after one year through five years	25,248	24,737
Due after five years through ten years	30,923	25,910
Due after ten years	63,899	58,455
	144,999	133,459
Mortgage-backed investments	88,162	81,489
Total	$233,161	$214,948

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $27.4 million and $21.0 million were pledged as collateral for public deposits at March 31, 2023, and December 31, 2022, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended March 31, 2023, there were no calls, sales or maturities of investment securities. For the three months ended March 31, 2022, there was a $30,000 call on one investment security with no gain or loss generated. There were no sales of investment securities during the three months ended March 31, 2022.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At March 31, 2023, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$242,477	$232,869
Permanent non-owner occupied	240,183	241,311
	482,660	474,180

Multifamily	143,332	126,866

Commercial real estate	408,905	407,904

Construction/land:
One-to-four family residential	53,948	52,492
Multifamily	(131)	15,393
Land	9,786	9,759
	63,603	77,644

Business	31,659	31,363

Consumer	70,619	64,353

Total loans receivable, gross	1,200,778	1,182,310

Less:
ACL	16,028	15,227
Total loans receivable, net	$1,184,750	$1,167,083

    At March 31, 2023, loans totaling $648.0 million were pledged to secure borrowings from the FHLB compared to $605.0 million at December 31, 2022. In addition, loans totaling $85.2 million and $87.7 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at March 31, 2023 and December 31, 2022, respectively.

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

•Grade 6: These credits, classified as “special mention”, possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. If left uncorrected, these potential weaknesses may result in deterioration in the Company’s credit position at a future date.Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

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

    As of March 31, 2023, and December 31, 2022, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2023, and December 31, 2022 by type and risk category:

	March 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$18,166	$155,300	$102,559	$67,545	$34,995	$102,459	$481,024
Watch	—	—	—	—	—	620	620
Special mention	—	—	—	—	—	1,016	1,016
Substandard	—	—	—	—	—	—	—
Total one-to-four family residential	18,166	155,300	102,559	67,545	34,995	104,095	482,660
Multifamily
Pass	1,097	7,579	23,088	43,936	29,609	34,129	139,438
Watch	—	—	—	—	—	2,274	2,274
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,620	1,620
Total multifamily	1,097	7,579	23,088	43,936	29,609	38,023	143,332
Commercial
Pass	12,083	35,346	82,859	70,849	22,362	116,683	340,182
Watch	—	—	4,185	8,783	—	5,949	18,917
Special mention	—	—	—	—	—	4,651	4,651
Substandard	—	—	—	527	1,295	43,333	45,155
Total commercial real estate	12,083	35,346	87,044	80,159	23,657	170,616	408,905
Construction/land
Pass	(131)	25,583	34,813	2,931	407	—	63,603
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	(131)	25,583	34,813	2,931	407	—	63,603

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans(1)
	(In thousands)
Business
Pass	71	4,918	495	1,672	1,724	22,779	31,659
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	71	4,918	495	1,672	1,724	22,779	31,659
Consumer
Pass	10,942	30,776	12,528	6,869	5,781	3,448	70,344
Watch	—	—	—	—	26	—	26
Special mention	—	—	—	—	48	—	48
Substandard	—	—	201	—	—	—	201
Total consumer	10,942	30,776	12,729	6,869	5,855	3,448	70,619

Total loans receivable, gross
Pass	$42,228	$259,502	$256,342	$193,802	$94,878	$279,498	$1,126,250
Watch	—	—	4,185	8,783	26	8,843	21,837
Special mention	—	—	—	—	48	5,667	5,715
Substandard	—	—	201	527	1,295	44,953	46,976
	$42,228	$259,502	$260,728	$203,112	$96,247	$338,961	$1,200,778

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass, grade 1-4	$473,700	$122,972	$342,827	$78,120	$31,371	$61,632	$1,110,622
Pass, grade 5 (watch)	1,113	2,291	14,845	—	—	27	18,276
Special mention	1,023	—	4,668	—	—	203	5,894
Substandard	—	1,632	45,542	—	—	193	47,367
Total loans	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159

ACL. ACL is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate amounts previously charged-off and expected to be charged-off. The allowance for credit losses, as reported in our consolidated statements of financial conditions, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by the charge-offs of loan amounts, net of recoveries.

When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Company will be able to collect all amounts due according to the contractual terms

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the loan, it may establish a specific allowance in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional allowances for credit losses.

At March 31, 2023, total loans receivable included $707,000 of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) as compared to $5.2 million at March 31, 2022. Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

The following tables detail activity in the allowance for credit losses on loans by loan categories at or for the three months ended March 31, 2023 and in the allowance for loan and lease losses (“ALLL”) under the incurred loss methodology for the three months ended March 31, 2022:

	At or For the Three Months Ended March 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	$500
Recoveries	1	—	—	—	—	—	1
Provision (recapture)	47	314	69	(332)	(25)	227	300
Ending balance	$5,611	$1,607	$4,496	$1,793	$413	$2,108	$16,028

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL
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

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Loans past due were $230,000 and $220,000 at March 31, 2023, and December 31, 2022, respectively, representing 0.02% of total loans receivable at both dates. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2023
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$242,477	$242,477
Non-owner occupied		—	—	—	240,183	240,183
Multifamily	—	—	—	—	143,332	143,332
Commercial real estate	—	—	—	—	408,905	408,905
Construction/land	—		—	—	63,603	63,603
Total real estate	—	—	—	—	1,098,500	1,098,500
Business	—	—	—	—	31,659	31,659
Consumer	29	—	201	230	70,389	70,619
Total loans	$29	$—	$201	$230	$1,200,548	$1,200,778
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of December 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$233,785	$233,785
Non-owner occupied	27	—	—	27	242,024	242,051
Multifamily	—	—	—	—	126,895	126,895
Commercial real estate	—	—	—	—	407,882	407,882
Construction/land	—	—	—	—	78,120	78,120
Total real estate	27	—	—	27	1,088,706	1,088,733
Business	—	—	—	—	31,371	31,371
Consumer	—	—	193	193	61,862	62,055
Total loans	$27	$—	$193	$220	$1,181,939	$1,182,159
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2022.

Nonperforming Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans totaled $201,000 and $193,000 at March 31, 2023 and March 31, 2022, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$482,660	$143,332	$408,905	$63,603	$31,659	$70,418	$1,200,577
Nonperforming	—	—	—	—		201	201
Total loans	$482,660	$143,332	$408,905	$63,603	$31,659	$70,619	$1,200,778
_____________

(1) There were $242.5 million of owner-occupied one-to-four family residential loans and $240.2 million of non-owner occupied one-to-four family residential loans classified as performing.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$475,836	$126,895	$407,882	$78,120	$31,371	$61,862	$1,181,966
Nonperforming	—	—	—	—	—	193	193
Total loans	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159
_____________

(1) There were $233.8 million of owner-occupied one-to-four family residential loans and $242.1 million of non-owner occupied one-to-four family residential loans classified as performing.

Impaired Loans and Allowance for Loan Losses - Prior to the implementation of Financial Instruments - Credit Losses (Topic 326) on January 1, 2023, a loan was considered impaired when, based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Factors considered in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Impaired loans were comprised of loans on nonaccrual, TDRs that were performing under their restructured terms, and loans that were 90 days or more past due, but were still on accrual.

The following table presents a summary of loans individually evaluated for impairment by loan type at December 31, 2022:

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of March 31, 2023:

	March 31, 2023
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
Consumer Loans	$201	$—	$201	$—
Total	$201	$—	$201	$—

The following table presents the amortized cost basis of collateral dependent loans by class as of March 31, 2023:

	March 31, 2023
	Real Estate	Total
	(In thousands)
Multifamily	$1,620	$1,620
Commercial Real Estate	$45,155	$45,155
Total	$46,775	$46,775

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$178	$3
Non-owner occupied	912	15
Multifamily	830	17
Commercial real estate	37,102	410
Total	39,022	445

Loans with an allowance:
One-to-four family residential:
Owner occupied	493	7
Non-owner occupied	519	9
Total	1,012	16

Total impaired loans:
One-to-four family residential:
Owner occupied	671	10
Non-owner occupied	1,431	24
Multifamily	830	17
Commercial real estate	37,102	410
Total	$40,034	$461

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Troubled Debt Restructurings (“TDR”). On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) which eliminates the accounting guidance for TDR for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three months ended March 31, 2023. At March 31, 2022, the Company had $2.1 million of TDRs. TDRs that default after they have been modified are typically evaluated individually on a collateral basis. For the three months ended March 31, 2022, no TDRs that had been modified in the previous 12 moths defaulted. The Company had no loan charge-offs for the three months ended March 31, 2023. We intend to disclose future loan charge-offs by year of origination in a vintage table, to be compliant with the ASU.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. As of both March 31, 2023, and December 31, 2022, the Company had no OREO properties.

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

•Derivatives: The fair value of derivatives is based on pricing models utilizing observable market data and discounted cash flow methodologies for which the determination of fair value may require significant management judgement or estimation.

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$10,031	$—	$10,031	$—
Freddie Mac	11,999	734	11,265	—
Ginnie Mae	27,753	—	27,753	—
Other	31,706	—	31,706	—
Municipal bonds	31,873	—	31,873	—
U.S. Government agencies	73,147	38,768	34,379	—
Corporate bonds	28,439	—	28,439	—
Total available-for-sale investments	214,948	39,502	175,446	—
Derivative fair value asset	8,936	—	8,936	—
Total	$223,884	$39,502	$184,382	$—

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,940	$—	$9,940	$—
Freddie Mac	11,889	736	11,153	—
Ginnie Mae	27,843	—	27,843	—
Other	32,389	—	32,389	—
Municipal bonds	30,883	—	30,883	—
U.S. Government agencies	74,354	38,450	35,904	—
Corporate bonds	30,480	—	30,480	—
Total available-for-sale investments	217,778	39,186	178,592	—
Derivative fair value asset	10,485	—	10,485	—
Total	$228,263	$39,186	$189,077	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

    The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$46,775	$—	$—	$46,775
Total	$46,775	$—	$—	$46,775

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$48,521	$—	$—	$48,521
Total	$48,521	$—	$—	$48,521
_____________
(1) Total fair value of impaired loans is net of $13,000 of specific allowances on performing TDRs.

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

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2023 an December 31, 2022:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral Dependent Loans	$46,775	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$48,521	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 6.91% (0.06%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2023
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,618	$9,618	$9,618	$—	$—
Interest-earning deposits with banks	70,998	70,998	70,998	—	—
Investments available-for-sale	214,949	214,949	39,502	175,447	—
Investments held-to-maturity	2,439	2,439	—	2,439	—
Loans receivable, net	1,184,750	1,132,310	—	—	1,132,310
FHLB stock	8,203	8,203	—	8,203	—
Accrued interest receivable	7,011	7,011	—	7,011	—
Derivative fair value asset	8,936	8,936	—	8,936	—

Financial Liabilities:
Deposits	702,780	702,780	702,780	—	—
Certificates of deposit, retail	332,934	326,306	—	326,306	—
Brokered deposits	191,414	191,241	—	191,241	—
Advances from the FHLB	160,000	159,998	—	159,998	—
Accrued interest payable	749	749	—	749	—

	December 31, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,722	$7,722	$7,722	$—	$—
Interest-earning deposits with banks	16,598	16,598	16,598	—	—
Investments available-for-sale	217,778	217,778	39,186	178,592	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,167,083	1,120,403	—	—	1,120,403
FHLB stock	7,512	7,512	—	7,512	—
Accrued interest receivable	6,513	6,513	—	6,513	—
Derivative fair value asset	10,485	10,485	—	10,485	—

Financial Liabilities:
Deposits	782,600	782,600	782,600	—	—
Certificates of deposit, retail	262,554	254,004	—	254,004	—
Certificates of deposit, brokered	124,886	124,843	—	124,843	—
Advances from the FHLB	145,000	144,999	—	144,999	—
Accrued interest payable	328	328	—	328	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At March 31, 2023, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 1.2 years to 7.8 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2023, the Company was committed to paying $72,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the three months ended March 31, 2023, and 2022.

	At and For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Dollars in thousands)
Lease expense, quarter-to-date	$284	$268
Lease expense, year-to-date	284	268
ROU	3,194	3,455
Lease liability	3,374	3,617

Weighted average remaining term, years	5.2 years	6.4 years
Weighted average discount rate	2.23%	1.90%

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2023 and the discounted lease liability at that date:

March 31, 2023
(In thousands)
Due through one year	$832
Due after one year through two years	741
Due after two years through three years	619
Due after three years through four years	311
Due after four years through five years	299
Due after five years	654
Total minimum lease payments	3,456
Less: present value discount	82
Lease liability	$3,374

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At March 31, 2023, the cash flow hedges have a total notional amount of $95.0 million and consist of rolling one-week, two-week, one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. These hedging instruments have four to eight year terms, with remaining terms ranging from 7 months to 6.5 years, a weighted average remaining term of 3.7 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At March 31, 2023, a $8.9 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $7.1 million was included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the quarters ended March 31, 2023 or 2022, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of March 31, 2023 and December 31, 2022:

	Balance Sheet Location	Fair Value at March 31, 2023	Fair Value at December 31, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets/(Other Liabilities)	$8,936	$10,485

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended March 31, 2023	Amount Recognized in OCI for the three months ended March 31, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(1,224)	$3,532

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 Plan and the respective award agreements. At March 31, 2023, there were 914,598 total shares available for grant under the 2016 Plan, including 157,299 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date unless the award agreement provides otherwise.

For the three months ended March 31, 2023 and 2022, total compensation expense for the 2016 Plan was $128,000 and $188,000, respectively, and the related income tax benefit was $27,000 and $39,000, respectively. The final compensation expense for the 2008 plan was recognized in 2020.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank. At March 31, 2023, there were 217,519 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At March 31, 2023, there were no stock options issued from the 2016 Plan.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2023, follows:

	For the Three Months Ended March 31, 2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	217,519	$11.20		$823,028	$4.10
Exercised	—	—		—	$—
Outstanding at March 31, 2023	217,519	11.20	1.19	353,111	4.10
Vested	217,519	11.20	1.19	353,111	4.10
Exercisable at March 31, 2023	217,519	11.20	1.19	353,111	4.10

As of March 31, 2023, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the three months ended March 31, 2023.

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

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2023, follows:

	For the Three Months Ended March 31, 2023
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	31,272	$16.93
Granted	27,618	14.92
Vested	(31,272)	16.93
Nonvested at March 31, 2023	27,618	14.92
Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

As of March 31, 2023, there was $372,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eleven month vesting period.

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2023 and 2022.

	Unrealized Losses on Available-for-Sale Securities	Gains ( Losses) on Cash Flow Hedges	Total
	(In thousands)
Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive loss before reclassifications	(51)	(1,224)	(1,275)
Net other comprehensive loss	(51)	(1,224)	(1,275)
Balance March 31, 2023	$(15,548)	$7,059	$(8,489)

Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(5,595)	3,532	(2,063)
Net other comprehensive (loss) income	(5,595)	3,532	(2,063)
Balance March 31, 2022	$(6,599)	$4,710	$(1,889)

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except share data)
Net income	$2,122	$3,260
Less: Earnings allocated to participating securities	(6)	(12)
Earnings allocated to common shareholders	$2,116	$3,248

Basic weighted average common shares outstanding	9,104,371	8,987,482
Dilutive stock options	51,350	100,246
Dilutive restricted stock grants	17,555	29,704
Diluted weighted average common shares outstanding	9,173,276	9,117,432

Basic earnings per share	$0.23	$0.36
Diluted earnings per share	$0.23	$0.36

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three months ended March 31, 2023, and 2022, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2023 and 2022:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
BOLI change in cash surrender value (1)	$308	$288
Wealth management revenue	45	82
Deposit related fees	72	73
Debit card and ATM fees	151	142
Loan related fees	91	199
Other	(2)	5
Total noninterest income	$665	$789
_______________
(1) Not within scope of Topic 606

    For both the three months ended March 31, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

Revenues recognized within scope of Topic 606

Wealth management revenue: Our wealth management revenue consists of commissions received on the investment portfolio managed by Bank personnel but held by a third party. Commissions are earned on brokerage services and advisory services based on contract terms at the onset of a new customer’s investment agreement or quarterly for ongoing services. Commissions are paid by the third party to the Company when the performance obligation has been completed by both entities.

Deposit related fees: Fees are earned on deposit accounts for various products or services performed for the Company’s customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box, and others. These fees are recognized on a daily or monthly basis, depending on the type of service.

Debit card and ATM fees: Fees are earned when a debit card issued by the Company is used or when another financial institution’s customer uses the Company’s ATM services. Revenue is recognized at the time the fees are collected from the customer’s account or remitted by the VISA interchange network.

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

Contract Balances

    At March 31, 2023, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this document, “First Financial Northwest” refers to First Financial Northwest, Inc., the holding company for First Financial Northwest Bank (the “Bank”). The terms “we,” “our,” “us,” or the “Company” as used throughout this report refers to First Financial Northwest and the Bank on a consolidated basis, unless the context otherwise requires.

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

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as supply chain disruptions and any governmental or societal responses to new COVID-19 variants;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate to cover actual losses, and require us to materially increase our allowance for credit losses;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•transition away from the London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•our ability to pay dividends on our common stock;
•our ability to attract and retain deposits;
•our ability to control operating costs and expenses;
•effects of critical accounting policies and judgments, including the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed in our Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and our other reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for the Company. The Bank was a community-based savings bank until February 4, 2016, when it converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. During the first three months of 2023, our loan originations, refinances and purchases outpaced repayments of loans, resulting in an increase of $17.7 million in net loans receivable with a balance of $1.18 billion at March 31, 2023.

Our strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. Through our efforts to geographically diversify our loan portfolio outside of the State of Washington with direct loan originations, loan participations, or loan purchases, our portfolio at March 31, 2023 included $165.0 million of loans to borrowers or secured by properties in 46 other states and the District of Columbia, with the largest concentrations in California, Oregon, Florida, Texas, and Alabama of $39.2 million, $13.3 million, $12.3 million, $10.1 million and $8.1 million, respectively.

The Bank has affiliated with a SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming a SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans or equipment financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income and net interest margin. The Bank is currently slightly liability-sensitive, meaning our interest-earning liabilities reprice at a faster rate than our interest-bearing assets. For the three months ended March 31, 2023, net interest margin decreased 21 basis points, to 3.22%, compared to 3.43% in the same quarter last year, primarily due to the cost of interest-bearing liabilities increasing faster than the yields on interest-earning assets in the rising rate environment. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00%. If the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent communications and interest rate forecasts, we expect the net interest margin stays compressed.

Net interest income is also affected by the provision for credit losses, or the recapture of the provision for credit losses, that is required to establish the ACL. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ACL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ACL due to loan growth or an increase in probable credit losses.

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

Critical Accounting Policies

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimate of the ACL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. There have not been any material changes in the Company’s critical accounting estimates during the three month ended March 31, 2023.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets were $1.57 billion at March 31, 2023, an increase of 4.7%, from $1.50 billion at December 31, 2022. The following table details the $71.4 million net change in the composition of our assets at March 31, 2023 from December 31, 2022.

	March 31, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$9,618	$7,722	$1,896	24.6%
Interest-earning deposits with banks	70,998	16,598	54,400	327.8
Investments available-for-sale, at fair value	214,948	217,778	(2,830)	(1.3)
Investments held-to-maturity, at amortized cost	2,439	2,444	(5)	(0.2)
Loans receivable, net	1,184,750	1,167,083	17,667	1.5
FHLB stock, at cost	8,203	7,512	691	9.2
Accrued interest receivable	7,011	6,513	498	7.6
Deferred tax assets, net	2,990	2,597	393	15.1
Premises and equipment, net	20,732	21,192	(460)	(2.2)
BOLI, net	36,647	36,286	361	1.0
Prepaid expenses and other assets	11,336	12,479	(1,143)	(9.2)
ROU, net	3,194	3,275	(81)	(2.5)
Goodwill	889	889	—	—
Core deposit intangible, net	516	548	(32)	(5.8)
Total assets	$1,574,271	$1,502,916	$71,355	4.7%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $54.4 million to $71.0 million during the three months ended March 31, 2023. During the quarter, management elected to increase liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $2.8 million, primarily due to regularly scheduled principal payments. No investment securities were purchased during the three months ended March 31, 2023.

The effective duration of the investments available-for-sale at March 31, 2023 was 3.75%, compared to 3.65% at December 31, 2022. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $17.7 million, or 1.5% to $1.18 billion at March 31, 2023 from December 31, 2022, primarily due to growth in one-to-four family residential, multifamily, commercial real estate and consumer loans of $8.5 million, $16.5 million, $1.0 million, and $6.3 million, respectively. Partially offsetting these increases was a decrease of $14.0 million in construction/land loans, primarily due to a $15.4 million multifamily construction loan that converted to a permanent multifamily loan in accordance with its terms during the quarter.

At March 31, 2023 and December 31, 2022, the Bank’s construction/land loans totaled 44.9% and 53.1% of total capital plus surplus, respectively, and total non-owner occupied commercial real estate was 347.7% and 346.9% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction/land loans, should not exceed 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.
The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at March 31, 2023 and December 31, 2022. Total construction/land loans are net of $39.0 and $41.4 million of LIP, at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023		December 31, 2022
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$143,332	100.0%	$126,866	100.0%

Commercial real estate:
Retail	130,788	32.0%	132,917	32.6%
Office	79,793	19.5	84,301	20.6
Hotel / motel	67,165	16.4	55,408	13.6
Storage	33,604	8.2	33,797	8.3
Mobile home park	21,992	5.4	25,283	6.2
Warehouse	19,780	4.9	19,917	4.9
Nursing home	12,260	3.0	12,348	3.0
Other non-residential	43,523	10.6	43,933	10.8
Total commercial real estate	408,905	100.0%	407,904	100.0%

Construction/land:
One-to-four family residential	53,948	84.8%	52,492	67.6%
Multifamily	(131)	(0.2)	15,393	19.8
Land	9,786	15.4	9,759	12.6
Total construction/land	63,603	100.0%	77,644	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$615,840		$612,414

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the three months ended March 31, 2023, the Bank purchased $9.4 million of loans and loan participations located in Washington and other states, including $960,000 of one-to-four family residential loans and $8.4 million of consumer loans secured by classic/collectible automobiles. Management believes that the one-to-four family loans purchased will assist with its Community Reinvestment Act (“CRA”) efforts.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount of loans are secured by properties located in other areas of Washington, in California, and in other states. At March 31, 2023, total loans secured by collateral located in California represented 3.3% of our total loans, and total loans secured by collateral located outside the states of California and Washington represented 10.5% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At March 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$368,056	$86,382	$240,850	$60,987	$22,476	$10,166	$788,917
Pierce County	42,625	10,658	40,767	—	222	552	94,824
Snohomish County	38,412	7,475	13,981	1,999	3,585	1,253	66,705
Kitsap County	6,460	5	721	—	—	20	7,206
Other Washington Counties	18,876	27,292	30,067	617	228	755	77,835
California	1,508	9,611	17,008	—	44	11,020	39,191
Outside Washington and California (1)	6,723	1,909	65,511	—	5,104	46,853	126,100
Total loans	$482,660	$143,332	$408,905	$63,603	$31,659	$70,619	$1,200,778
_______________
(1) Includes loans in Oregon, Florida, Texas and Alabama of $13.3 million, $12.3 million, $10.1 million and $8.1 million, respectively, and $82.3 million of loans located in 40 other states and the District of Columbia.

The ACL increased to $16.0 million at March 31, 2023, from $15.2 million at December 31, 2022, which included a $500,000 one-time adjustment related to the adoption of ASU 2016, Topic 325, and represented 1.33% and 1.29% of total loans receivable at March 31, 2023, and December 31, 2022, respectively. The growth of the loan portfolio, the loan mix changes and changes in the economic forecasts used in the ACL model also impacted the ACL.

For the three months ended March 31, 2023, the Company had no specific allowance. The nine modified loans which were individually analyzed for specific allowance a quarter ago were transferred to the pool of loans with similar characteristics for general allowance calculation in the first quarter of 2023 due to the adoption of ASU 2022-02. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022 - Provision for Credit Losses” discussed below.

We believe that the ACL at March 31, 2023, was adequate to absorb the expected losses in the loan portfolio, at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherited in the business environment as described in further detail in Part 1, Item 1A of our 2022 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $230,000 and $220,000 at March 31, 2023 and December 31, 2022, respectively, representing 0.02% of total loans receivable at both periods.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our credit quality remains strong as nonaccrual (nonperforming) loans remained low at $201,000, and $193,000 at March 31, 2023 and December 31, 2022, representing 0.01% of total assets at both periods.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case. Our success in this area is reflected by our low nonperforming assets.

Deposits. Deposit accounts consisted of the following:

	Balance at March 31, 2023	Balance at December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$110,780	$119,944	$(9,164)	(7.6)%
Interest-bearing demand	86,183	96,632	$(10,449)	(10.8)
Savings	21,871	23,636	$(1,765)	(7.5)
Money market	483,945	542,388	$(58,443)	(10.8)
Certificates of deposit, retail	332,935	262,554	$70,381	26.8
Brokered deposits	191,414	$124,886	$66,528	53.3
	$1,227,128	$1,170,040	$57,088	4.9

Deposits increased $57.0 million to $1.23 billion at March 31, 2023, compared to $1.17 billion at December 31, 2022. Declines in money market accounts, interest-bearing demand deposits and noninterest-bearing demand deposits of $79.8 million in the aggregate, were partially offset by a $70.4 million increase in retail certificates of deposits due in large part to promotions of these products during the quarter and a $66.5 million increase in brokered deposits. For the first three months of 2023, management elected to obtain additional funds in the wholesale markets due to the considerable volatility in the banking industry. The Bank continues to consider multiple funding alternatives in addition to customer deposits, including wholesale markets, brokered deposits, and the national deposit market.

At March 31, 2023 and December 31, 2022, we held $77.3 million and $61.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $160.0 million and $145.0 million at March 31, 2023, and December 31, 2022, respectively. At March 31, 2023, advances included $25.0 million of overnight advances, $20.0 million fixed rate one-week advances, $20.0 million fixed rate two-week advances, $60.0 million of fixed-rate one-month advances that renew monthly and $35.0 million of fixed-rate three-month advances that renew quarterly. The $95.0 million of one- and three-month advances are utilized in cash flow hedge agreements, as described below. At March 31, 2023, all of our FHLB advances were due to reprice in less than two months.

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

The following table presents details of the Bank’s interest rate swap agreements as of March 31, 2023. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original term of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2023 and December 31, 2022, we recognized fair value assets of $8.9 million and $10.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

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

    Stockholders’ Equity. Stockholders’ equity decreased to $159.6 million at March 31, 2023, from $160.4 million at December 31, 2022. Stockholders’ equity during the three months ended March 31, 2023, reflected net income of $2.1 million partially offset by dividends paid of $1.2 million and a net of tax adjustment from the adoption of Topic 326 of $395,000. In addition, stockholders’ equity was adversely impacted by aggregate unrealized losses in securities available-for-sale and cash hedges of $1.6 million, resulting in a $1.3 million accumulated other comprehensive loss, net of tax.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Dividend declared per common share	$0.13	$0.12
Dividend payout ratio (1)	56.5%	33.2%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income for the three months ended March 31, 2023, was $2.1 million, or $0.23 per diluted share compared to $3.3 million, or $0.36 per diluted share for the three months ended March 31, 2022. Contributing to the $1.1 million decrease in net income was a $5.7 million increase in interest expense that more than offset a $5.6 million increase in interest income. In addition, a $300,000 provision for credit losses was recognized for the three months ended March 31, 2023, as compared to a $500,000 recapture of provision for credit losses for the three months ended March 31, 2022. Further contributing to the decrease in net income was a $124,000 decrease in noninterest income and a $367,000 increase in noninterest expense.

Net Interest Income. Net interest income for the three months ended March 31, 2023, decreased $112,000 to $11.3 million from $11.4 million for the three months ended March 31, 2022. The decrease was primarily due to higher interest expense on deposits and other borrowings, primarily reflecting the continued increase in market interest rates due to the ongoing increases to the targeted federal funds rate and continued intense competition for deposits, partially offset by higher income on loans, including fees, and investments. Since March 2022, in response to inflation, the Federal Open market Committee of the Federal Reserve System has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00%.

Interest income increased $5.6 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the ongoing increases to the targeted federal funds rate and corresponding increases to the prime lending rate and other short term market rates, including LIBOR, that positively impact the Company’s yields on variable rate loans and investment securities. Loan interest income increased $4.0 million, due to an increases in the average loan yields and to a lesser extent, average loan balances. Our average loan yield increased to 5.56% for the three months ended March 31, 2023, from 4.36% for the three months ended March 31, 2022, due in large part to recent increases in the targeted federal funds rate that increased our returns from variable rate loans. The average balance of loans receivable increased $53.1 million to $1.2 billion for the three months ended March 31, 2023.

Interest income from investment securities increased $1.3 million for the three months ended March 31, 2023, as compared to the same period in 2022, as a result of a $48.3 million increase in the average balance and a 192 basis point increase in average yield to 3.88% for the three months ended March 31, 2023, as compared to 1.96% the same period in 2022, due largely to the continued increases in the targeted federal funds rate and related market rates.

Interest income from interest-earning deposits increased $217,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The average yield in interest-earning deposits increased to 4.40% for the three months ended March 31, 2023, from 0.15% for the three months ended March 31, 2022. Excess cash was invested in higher interest-earning assets, resulting in a $28.1 million decrease in the average balance of interest-earning deposits for the three months ended March 31, 2023, as compared to the same period in 2022.

Dividends on FHLB Stock increased $56,000 for the three months ended March 31, 2023, as a result of a 181 basis point increase in average yield and an $1.8 million increase in average balance, as compared to the three months ended March 31, 2022

The increase in interest income was offset by a $5.7 million increase in interest expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, with interest expense on deposits and borrowings increasing $5.1 million and $612,000, respectively. The average rate paid on interest-bearing deposits increased to 2.41% for the three months ended March 31, 2023, as compared to 0.50% for the three months ended March 31, 2022. The higher cost of deposits was due to increased interest expense on money market and certificate of deposit balances and the continued use of higher cost brokered deposits and wholesale sources to meet our funding needs. For the three months ended March 31, 2023, the average balance of our brokered deposits increased to $135.2 million, outpacing the decrease of $116.0 in money market accounts as compared to the same period in 2022, resulting in a net increase of $38.3 million in interest-bearing deposits attributing to the increase in costs.

Interest expense from borrowings increased $612,000 as a result of a $42.6 million increase in the average balance and a 141 basis point increase in average cost for the three months ended March 31, 2023, as compared to the same period in 2022.

The Company’s net interest margin decreased to 3.22% for the three months ended March 31, 2023, from 3.43% for the three months ended March 31, 2022. This decrease was primarily due to the 188 basis points increase in our average cost on interest bearing liabilities outpacing the 139 basis points increase in the average yield of interest earning assets between periods. These increases reflect higher market interest rates due to recent increases in the target range for federal funds, including a 50 basis point increase during the first quarter of 2023, to a range of 4.75% to 5.00%. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended March 31, 2023 Compared to March 31, 2022 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$3,457	$571	$4,028
Investment securities, taxable	1,022	243	1,265
Investment securities, non-taxable	19	(10)	9
Interest-earning deposits with banks	228	(11)	217
FHLB stock	32	24	56
Total net change in income on interest-earning assets	4,758	817	5,575

Interest-bearing liabilities:
Interest-bearing demand	304	(1)	303
Savings	—	—	—
Money market	2,418	(71)	2,347
Certificates of deposit, retail	846	72	918
Brokered deposits	1,507	—	1,507
Borrowings	477	135	612
Total net change in expense on interest-bearing liabilities	5,552	135	5,687
Total net change in net interest income	$(794)	$682	$(112)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2023 and 2022. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,168,539	$16,029	5.56%	$1,115,428	$12,001	4.36%
Investment securities, taxable	197,301	1,977	4.06	147,048	712	1.96
Investment securities, non-taxable	22,668	128	2.29	24,637	119	1.96
Interest-earning deposits with banks	21,729	236	4.40	49,857	19	0.15
FHLB stock	7,219	130	7.30	5,467	74	5.49
Total interest-earning assets	1,417,456	18,500	5.29	1,342,437	12,925	3.90
Noninterest earning assets	91,841			81,617
Total average assets	$1,509,297			$1,424,054

Liabilities and Stockholders' Equity
Interest-bearing demand	$94,925	$321	1.37%	$99,862	$18	0.07%
Savings	23,547	2	0.03	23,699	2	0.03
Money market	500,440	2,725	2.21	616,401	378	0.25
Certificates of deposit, retail	311,728	1,777	2.31	287,545	859	1.21
Brokered deposits	135,187	1,507	4.52	—	—	—
Total interest-bearing deposits	1,065,827	6,332	2.41	1,027,507	1,257	0.50
Borrowings	137,600	912	2.69	95,000	300	1.28
Total interest-bearing liabilities	1,203,427	7,244	2.44	1,122,507	1,557	0.56
Noninterest bearing liabilities	143,854			142,791
Average equity	162,016			158,756
Total average liabilities and equity	$1,509,297			$1,424,054
Net interest income		$11,256			$11,368
Net interest margin			3.22%			3.43%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimated of credit losses over the remaining expected life of loans in the portfolio. The Company’s ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessment of current loan portfolio information, forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default and loss rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment. The Q-Factors adjust the expected loss rates for current and forecasted conditions that are not fully provided for in the historical loss information. The Company has established a methodology for adjusting the previously determined expected loss rates based on the more recent or forecasted changes. The Q-Factor methodology is based on a blend of quantitative analysis and management judgement and reviewed on a quarterly basis.

Specific allowances result when individual loans do not share risk characteristics with other loans and management performs an impairment analysis on the individual loans when management believes that all contractual amounts of principal and interest will not be paid as scheduled. Based on this impairment analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific allowance is established in the ACL for the loan. The amount of the specific allowance is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The Company also records an allowance for credit losses on unfunded loan commitments. We estimate expected credit losses on unfunded commitments in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Management determined that the initial adjustment to the allowance for credit losses on unfunded commitment due to the CECL transition was immaterial. The allowance for unfunded commitments is included in “Other Liabilities” on the Consolidated Balance Sheets, with changes to the balance being charged to noninterest expense.

During the three months ended March 31, 2023, management evaluated the adequacy of the ACL and concluded that a $300,000 provision for credit losses was appropriate. The increase in the ACL was due to the growth of the loan portfolio, the loan mix changes and changes in the economic forecasts used in the ACL model. In comparison, a $500,000 recapture of provision for loan losses was recognized in the three months ended March 31, 2022. This recapture was primarily attributed to $8.1 million of commercial and multifamily loans downgraded to substandard, resulting in these loans being removed from the general reserve calculation. An individual analysis of these loans for required specific reserves was instead performed which indicated no additional specific allowance was needed due to their collateral values being higher than the loan balances. By removing these loans from the general reserve calculations, the general allowance was reduced, contributing to the recapture of the general allowance for some commercial and multifamily loans. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
ACL or ALLL as a percent of total loans	1.33%	1.33%
ACL or ALLL at period end	$16,028	$15,159
Total loans outstanding	1,200,778	1,136,748

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	0.02%
Total non-accrual loans	$201	$179
Total loans outstanding	1,200,778	1,136,748

ACL or ALLL as a percent of non-accrual loans at period end	7,974.13%	8,468.86%
ACL or ALLL at period end	$16,028	$15,159
Total non-accrual loans	201	179

Net recoveries/(charge-offs) during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$1	$2
Average loans receivable, net (1)	473,633	390,236
Multifamily:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	139,984	131,373
Commercial:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	396,960	415,173
Construction/land development:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	62,039	94,387
Business:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	31,161	37,786
Consumer:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	64,762	46,473
Total loans:	—%	—%
Net recoveries during period	$1	$2
Average loans receivable, net (1)	1,168,539	1,115,428
_______________
(1) The average loans receivable, net balances, include nonaccrual loans and deferred fees.

Noninterest Income. Noninterest income decreased $124,000 to $665,000 for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
BOLI income	$308	$288	$20	6.9%
Wealth management revenue	45	82	(37)	(45.1)
Deposit related fees	223	215	8	3.7
Loan related fees	91	199	(108)	(54.3)
Other	(2)	5	(7)	(140.0)
Total noninterest income	$665	$789	$(124)	(15.7)

    During the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, loan related fees decreased $108,000, primarily due to a $99,000 decrease in loan prepayment fees which slowed as a result of rising interest rates. Wealth management revenue decreased $37,000 during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to lower sales volume. These decreases were partially offset by a $20,000 increase in BOLI income as a result of annual premiums and dividends on certain BOLI policies.

    Noninterest Expense. Noninterest expense increased $367,000 to $9.0 million for the three months ended March 31, 2023, from $8.6 million for the three months ended March 31, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$5,461	$5,261	$200	3.8%
Occupancy and equipment	1,165	1,228	(63)	(5.1)
Professional fees	417	452	(35)	(7.7)
Data processing	686	677	9	1.3
Regulatory assessments	101	101	—	—
Insurance and bond premiums	130	129	1	0.8
Marketing	77	37	40	108.1
Other general and administrative	956	741	215	29.0
Total noninterest expense	$8,993	$8,626	$367	4.3

During the three months ended March 31, 2023, salaries and employee benefits increased $200,000 as compared to the three months ended March 31, 2022, primarily due to merit based salary increases during the current quarter and higher vacancies in staffing in the year ago quarter, partially offset by the absence of compensation expense related to the Bank’s Employee Stock Ownership Plan which matured and was fully allocated during the third quarter of 2022. In addition, the Company offered a profit-sharing plan to its employees beginning in 2023 which resulted in accrued expense of $226,000 for the three months ended March 31, 2023.

Other general and administrative expense increased $215,000, primarily due to a $60,000 increase in reserve for unfunded commitment, largely due to the adoption of ASC 326, a $54,000 increase in state and local taxes as well as increases in travel expenses, subscription and fraud losses.

Marketing expense increased to $77,000 for the three months ended March 31, 2023, as compared to $37,000 for the same period in 2022, primarily due to increased marketing/promotional campaigns.

Partially offsetting these increases were decreases in occupancy and equipment expense of $63,000 primarily due to reduced facility/equipment maintenance, and in professional fees of $35,000, primarily due to $44,000 in expenses related to an Internal Asset Review audit in the first quarter of 2022 with no similar expense recorded during the current quarter.

Federal Income Tax Expense. The federal income tax provision decreased to $506,000 for the three months ended March 31, 2023, as compared to $771,000 for the same period in 2022, primarily due to a $1.4 million decrease in income before federal income tax provision.

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

Our primary sources of funds are customer deposits, scheduled loan and investment repayments, including interest payments, maturing loans and investment securities, advances from the FHLB, brokered deposits and deposits obtained in the national CD and internet markets. These funds, together with equity, are used to fund loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other investment securities. On a longer term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At March 31. 2023, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $39.0 million and $38.1 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 2023, totaled $378.3 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the first quarter of 2023, management elected to obtain additional funds in the wholesale markets due to the considerable volatility in the bank industry. At March 31, 2023, we had $191.4 million in brokered deposits, which comprised of $156.2 million of brokered certificates of deposit, $25.1 million of interest-bearing demand deposits and $10.1 network money market deposits. At March 31, 2023, the Bank maintained credit facilities with the FHLB totaling $676.2 million, subject to qualifying collateral limits that reduced our pledged collateral to $475.4 million, with an outstanding balance of $160.0 million. As further funding sources, we also had the ability to borrow $69.1 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at March 31, 2023. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2023 we expect cash expenditures of $1.3 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Company, and returning a substantial portion of our cash to our shareholders. Assuming continued payment of quarterly dividends during 2023 at a rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of outstanding shares at March 31, 2023.

At March 31, 2023, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2023, will include (i) $649,000 of operating lease payments and (ii) other future obligations and accrued expenses of $23.3 million. At March 31, 2023, $95.0 million of our $160.0 million in FHLB borrowings were short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2023. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $159.6 million at March 31, 2023. Consistent with our goal to operate a sound and profitable financial organization we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2023, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of March 31, 2023 were as follows: Total capital to risk-weighted assets was 15.59%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.33%; and Tier 1 capital to total assets was 10.24%. At March 31, 2023, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2023, the Bank’s capital conservation buffer was 7.59%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2022 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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

    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2023, the Bank held seven interest rate swap agreements with a total notional amount of $95.0 million, a weighted-average fixed interest rate of 1.05%, and weighted average remaining maturity of 44 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 61.9% of our net loans were adjustable-rate loans at March 31, 2023. At that date, $379.0 million, or 51.0%, of these loans, with a weighted-average of 4.30%, were at their floor. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At March 31, 2023, the Bank’s net loans receivable included $159.5 million of prime based loans, with no loans at a floor rate that exceeded their fully indexed rate.

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

The assumptions we use to monitor interest rate risk are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, loan prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposit rates can be maintained with rate adjustments proportionate to the change in market interest rates, based upon our historical deposit decay rates, which are lower than market decay rates. When interest rates rise, we assume we will not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience. In the event of a significant change in interest rates, however, prepayment and early withdrawal levels might deviate from those assumed.

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, with instantaneous increases and decreases of 100, 200, 300, and 400 basis points.

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2023, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2023
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+400	$40,329	(7.80)%
+300	$41,177	(5.86)
+200	$42,011	(3.96)
+100	$42,967	(1.77)
Base	$43,742	—
(100)	$45,219	3.38
(200)	$45,274	3.50
(300)	$44,364	1.42
(400)	$44,409	1.52

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

At March 31, 2023, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s 2022 Form 10-K. The risks and uncertainties described in the 2022 Form 10-K continue to be present and should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be adversely affected.

Recent events impacting the financial services industry could adversely affect our results of operations and financial condition.

Late in the first quarter of 2023, the financial services industry was negatively affected by the bank failures involving Silicon Valley Bank and Signature Bank. More recently, First Republic Bank was acquired by JP Morgan Chase after being seized by the FDIC. The adverse events involving Silicon Valley Bank and Signature Bank caused significant volatility in the trading prices of stock of publicly traded bank holding companies and have decreased confidence in banks among depositors and investors. Such ramifications could continue or worsen in light of the recent failure and acquisition of First Republic Bank. Banking regulators’ actions in response to these events have included ensuring that depositors of Silicon Valley and Signature would have access to their deposits, including uninsured deposit accounts, establishing the Bank Term Funding Program as an additional source of liquidity for banks generally, and most recently facilitating the acquisition of First Republic by JP Morgan Chase. Continued concerns relating to these adverse events could result in a reduction in demand for our products and services, including withdrawals of uninsured deposits, and could impact profitability and stockholders’ equity. The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

Risks contained in our corporate bond portfolio from securities issued by other financial institutions could adversely impact our financial condition and results of operations.

The majority of our corporate bond portfolio is comprised of subordinated debentures and bonds issued by other financial institutions. If the market perception of any of these financial institutions or the financial institutions industry in general deteriorates, we will see additional declines in the value of the securities issued by the financial institutions and it will adversely impact our financial condition. Further, if any of these financial institutions fail, we will suffer losses that will adversely impact our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable
(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
January 1 - January 31, 2023	—	$—	—	456,000
February 1 - February 28, 2023	—	—	—	456,000
March 1 - March 31, 2023	—	—	—	456,000
	—	—	—

(1) On October 3, 2022, the Company’s Board of Directors announced a repurchase plan authorizing the repurchase of up to 5% of the Company’s outstanding stock, or approximately 456,000 shares. This plan commenced on October 31, 2022 and expired on March 17, 2023. No stock was repurchased under this plan.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: May 11, 2023	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2023	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)