Form 10-Q
period 2023-06-30
First Financial Northwest, Inc.
filed 2023-08-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 8, 2023, 9,152,093 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
Assets
	(Unaudited)
Cash on hand and in banks	$10,621	$7,722
Interest-earning deposits with banks	42,956	16,598
Investments available-for-sale, at fair value	208,927	217,778
Investments held-to-maturity, at amortized cost	2,444	2,444
Loans receivable, net of allowance of $15,606, and $15,227	1,171,916	1,167,083
Federal Home Loan Bank ("FHLB") stock, at cost	6,603	7,512
Accrued interest receivable	6,690	6,513
Deferred tax assets, net	3,275	2,597
Premises and equipment, net	20,283	21,192
Bank owned life insurance ("BOLI"), net	36,922	36,286
Prepaid expenses and other assets	13,051	12,479
Right of use asset (“ROU”), net	3,018	3,275
Goodwill	889	889
Core deposit intangible, net	484	548
Total assets	$1,528,079	$1,502,916

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$111,768	$119,944
Interest-bearing deposits	1,113,196	1,050,096
Total deposits	1,224,964	1,170,040
FHLB advances	120,000	145,000
Advance payments from borrowers for taxes and insurance	2,524	3,051
Lease liability, net	3,213	3,454
Accrued interest payable	2,045	328
Other liabilities	16,618	20,683
Total liabilities	1,369,364	1,342,556

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,148,086 shares at June 30, 2023, and 9,127,595 shares at December 31, 2022	92	91
Additional paid-in capital	72,544	72,424
Retained earnings	95,896	95,059
Accumulated other comprehensive loss, net of tax	(9,817)	(7,214)
Total stockholders' equity	158,715	160,360
Total liabilities and stockholders' equity	$1,528,079	$1,502,916

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$16,849	$12,273	$32,878	$24,274
Investment securities	2,108	1,156	4,212	1,987
Interest-earning deposits with banks	620	37	856	56
Dividends on FHLB stock	120	71	251	145
Total interest income	19,697	13,537	38,197	26,462
Interest expense
Deposits	8,590	1,398	14,922	2,655
FHLB advances and other borrowings	798	315	1,710	615
Total interest expense	9,388	1,713	16,632	3,270
Net interest income	10,309	11,824	21,565	23,192
(Recapture of provision) provision for credit losses	(247)	—	91	(500)
Net interest income after (recapture of provision) provision for credit losses	10,556	11,824	21,474	23,692
Noninterest income
BOLI income	274	251	582	539
Wealth management revenue, net	95	104	140	187
Deposit related fees	252	246	475	460
Loan related fees	44	354	136	553
Other income, net	133	6	130	11
Total noninterest income	798	961	1,463	1,750
Noninterest expense
Salaries and employee benefits	5,064	5,478	10,525	10,738
Occupancy and equipment	1,160	1,205	2,325	2,433
Professional fees	887	731	1,304	1,183
Data processing	711	692	1,397	1,369
Regulatory assessments	267	90	368	191
Insurance and bond premiums	115	113	245	242
Marketing	98	96	175	133
Other general and administrative	1,202	880	2,120	1,622
Total noninterest expense	9,504	9,285	18,459	17,911
Income before federal income tax provision	1,850	3,500	4,478	7,531
Federal income tax provision	362	692	868	1,463
Net income	$1,488	$2,808	$3,610	$6,068
Basic earnings per common share	$0.16	$0.31	$0.39	$0.67
Diluted earnings per common share	$0.16	$0.31	$0.39	$0.66
Basic weighted average number of common shares outstanding	9,120,468	8,982,969	9,112,464	8,985,213
Diluted weighted average number of common shares outstanding	9,124,227	9,085,913	9,147,721	9,100,079

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,488	$2,808	$3,610	$6,068
Other comprehensive loss, before tax:
Unrealized holding losses on investments available-for-sale	(2,723)	(5,619)	(2,787)	(12,701)
Tax effect	572	1,180	585	2,667
Gains (losses) on cash flow hedges	1,042	1,917	(507)	6,387
Tax effect	(219)	(403)	106	(1,341)
Other comprehensive loss, net of tax	(1,328)	(2,925)	(2,603)	(4,988)
Total comprehensive income (loss)	$160	$(117)	$1,007	$1,080

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2022	9,107,977	$91	$71,780	$88,339	$(1,889)	$(564)	$157,757
Net income	—	—	—	2,808	—	—	2,808
Other comprehensive loss, net of tax	—	—	—	—	(2,925)	—	(2,925)
Exercise of stock options	2,481	—	27	—	—	—	27
Issuance of common stock - restricted stock awards, net(1)	(1,998)	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	125	—	—	—	125
Allocation of 28,213 ESOP shares	—	—	185	—	—	282	467
Repurchase and retirement of common stock	(16,927)	—	(282)	—	—	—	(282)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,081)	—	—	(1,081)
Balances at June 30, 2022	9,091,533	$91	$71,835	$90,066	$(4,814)	$(282)	$156,896
(1) These shares were forfeited.

	Six Months Ended June 30, 2022
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	6,068	—	—	6,068
Other comprehensive loss, net of tax	—	—	—	—	(4,988)	—	(4,988)
Exercise of stock options	4,481	—	48	—	—	—	48
Issuance of common stock - restricted stock awards, net	32,212	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	314	—	—	—	314
Allocation of 56,426 ESOP shares	—	—	378	—	—	564	942
Repurchase and retirement of common stock	(57,711)	—	(977)	—	—	—	(977)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividend declared and paid ($0.26 per share)	—	—	—	(2,164)	—	—	(2,164)
Balances at June 30, 2022	9,091,533	$91	$71,835	$90,066	$(4,814)	$(282)	$156,896

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at March 31, 2023	9,148,086	$92	$72,445	$95,597	$(8,489)	$159,645
Net income	—	—	—	1,488	—	1,488
Other comprehensive loss, net of tax	—	—	—	—	(1,328)	(1,328)
Compensation related to stock options and restricted stock awards	—	—	99	—	—	99
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,189)	—	(1,189)
Balances at June 30, 2023	9,148,086	$92	$72,544	$95,896	$(9,817)	$158,715

	Six Months Ended June 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$160,360
Net income	—	—	—	3,610	—	3,610
Other comprehensive loss, net of tax	—	—	—	—	(2,603)	(2,603)
Issuance of common stock - restricted stock awards, net	27,618	1	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	227	—	—	227
Canceled common stock - restricted stock awards	(7,127)	—	(107)	—	—	(107)
Cash dividend declared and paid ($0.26 per share)	—	—	—	(2,378)	—	(2,378)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	(395)
Balances at June 30, 2023	9,148,086	$92	$72,544	$95,896	$(9,817)	$158,715

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,610	$6,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for credit losses	91	(500)
Net amortization of premiums and discounts on investments	268	462
Depreciation of premises and equipment	1,022	1,105
Loss on disposal of premises and equipment	2	—
Deferred federal income taxes	118	336
Allocation of ESOP shares	—	942
Stock compensation expense	227	314
BOLI income	(582)	(539)
Annuity income	(6)	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,015)	(410)
ROU	365	345
Advance payments from borrowers for taxes and insurance	(527)	(239)
Accrued interest receivable	(177)	(453)
Lease liability	(349)	(323)
Accrued interest payable	1,717	3
Other liabilities	(4,250)	7,990
Net cash provided by operating activities	514	15,097

Cash flows from investing activities:
Proceeds from calls and maturities of investments available-for-sale	—	3,382
Principal repayments on investments available-for-sale	5,796	9,841
Purchases of investments available-for-sale	—	(68,264)
Net increase in loans receivable	(5,233)	(15,834)
Redemption (purchase) of FHLB stock	909	(47)
Purchase of premises and equipment	(115)	(520)
Purchase of BOLI	(54)	(70)
Net cash provided by (used in) investing activities	1,303	(71,512)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Net increase in deposits	$54,924	$21,995
Advances from the FHLB	131,000	35,000
Repayments of advances from the FHLB	(156,000)	(35,000)
Proceeds from stock options exercises	—	48
Net share settlement of stock awards	(106)	(226)
Repurchase and retirement of common stock	—	(977)
Dividends paid	(2,378)	(2,164)
Net cash provided by financing activities	27,440	18,676

Increase (decrease) in cash and cash equivalents	29,257	(37,739)
Cash and cash equivalents at beginning of period	24,320	73,391
Cash and cash equivalents at end of period	$53,577	$35,652

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$14,915	$3,267
Federal income taxes paid	1,820	1,270

Noncash items:
Change in unrealized loss on investments available-for-sale	$(2,787)	$(12,701)
Change in unrealized gain on cash flow hedges	(507)	6,387
Initial recognition of ROU	108	—
Initial recognition of lease liability	108	—
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	395	—

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to the Bank. First Financial Northwest is a bank holding company, having converted from a savings and loan holding company on March 31, 2015, and as a bank holding company is subject to regulation by the Federal Reserve Bank of San Francisco. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

At June 30, 2023, the Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC (“2022 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for credit losses (“ACL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of individually analyzed loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the Company was no longer initiating or renewing loans using LIBOR as an index. The Company holds derivative instruments that use LIBOR as the reference rate that will be impacted by the discontinuance of LIBOR on June 30, 2023. These financial instruments will transition to new reference rates.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2023. The Company had a $22,000 gross write off in consumer loans since the adoption of this ASU and the write off was included in the table with the summary of loans by type and risk category at June 30, 2023, in Note 5.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,677	$—	$(1,864)	$9,813
Freddie Mac	13,652	—	(1,921)	11,731
Ginnie Mae	28,633	—	(1,639)	26,994
Other	32,367	—	(2,020)	30,347
Municipal bonds	36,770	17	(5,398)	31,389
U.S. Government agencies	73,764	4	(1,924)	71,844
Corporate bonds	33,000	—	(6,191)	26,809
Total	$229,863	$21	$(20,957)	$208,927

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,800	$—	$(1,860)	$9,940
Freddie Mac	13,720	—	(1,831)	11,889
Ginnie Mae	29,426	18	(1,601)	27,843
Other	34,295	—	(1,906)	32,389
Municipal bonds	36,968	17	(6,102)	30,883
U.S. Government agencies	76,718	6	(2,370)	74,354
Corporate bonds	33,000	—	(2,520)	30,480
Total	$235,927	$41	$(18,190)	$217,778

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2023 and December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$2,086	$(43)	$7,727	$(1,821)	$9,813	$(1,864)
Freddie Mac	1,620	(93)	10,112	(1,828)	11,731	(1,921)
Ginnie Mae	11,465	(50)	15,529	(1,589)	26,994	(1,639)
Other	12,003	(838)	18,344	(1,181)	30,347	(2,020)
Municipal bonds	3,631	(48)	25,968	(5,350)	29,599	(5,398)
U.S. Government agencies	2,762	(18)	68,714	(1,906)	71,477	(1,924)
Corporate bonds	6,724	(276)	20,085	(5,915)	26,809	(6,191)
Total	$40,291	$(1,366)	$166,479	$(19,590)	$206,770	$(20,957)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,710	$(1,073)	$3,226	$(787)	$9,936	$(1,860)
Freddie Mac	4,677	(272)	6,476	(1,559)	11,153	(1,831)
Ginnie Mae	7,645	(310)	13,714	(1,291)	21,359	(1,601)
Other	27,430	(1,614)	4,959	(292)	32,389	(1,906)
Municipal bonds	7,892	(680)	20,901	(5,422)	28,793	(6,102)
U.S. Government agencies	43,664	(1,184)	30,224	(1,186)	73,888	(2,370)
Corporate bonds	17,241	(1,259)	13,239	(1,261)	30,480	(2,520)
Total	$115,259	$(6,392)	$92,739	$(11,798)	$207,998	$(18,190)

Available-for-sale (“AFS”) debt securities are considered impaired if the fair value is less than the amortized cost. On a quarterly basis, management evaluates impaired debt securities to determine if an allowance for credit losses is required. If it is determined that a credit loss exists, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount of the impairment. For impaired debt securities that the Company does not intend to sell and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the impairment representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining impairment related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 127 securities and 123 securities in an unrealized loss position, with 103 and 62 of these securities in an unrealized loss position for 12 months or more, at June 30, 2023, and December 31, 2022, respectively. Management does not believe that the unrealized losses at June 30, 2023 and December 31, 2022 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the three and six months ended June 30, 2023.

    The amortized cost and estimated fair value of investments available-for-sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2023
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$39,721	$38,823
Due after one year through five years	10,535	10,064
Due after five years through ten years	31,157	24,681
Due after ten years	62,121	56,474
	143,534	130,042
Mortgage-backed investments	86,329	78,885
Total	$229,863	$208,927

Under Washington state law, in order to participate in the public funds program, the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $26.7 million and $21.0 million were pledged as collateral for public deposits at June 30, 2023, and December 31, 2022, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and six months ended June 30, 2023, there were no calls, sales or maturities of investment securities. For the three and six months ended June 30, 2022, there were $1.0 million and $3.4 million, respectively, in calls and maturities on investment securities with no gain or loss generated.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At June 30, 2023, the annuities were reported as investments held-to-maturity at an amortized cost of $2.4 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$246,585	$232,869
Permanent non-owner occupied	235,008	241,311
	481,593	474,180

Multifamily	141,413	126,866

Commercial real estate	406,356	407,904

Construction/land:
One-to-four family residential	47,168	52,492
Multifamily	547	15,393
Land	10,113	9,759
	57,828	77,644

Business	27,427	31,363

Consumer	72,905	64,353

Total loans receivable, gross	1,187,522	1,182,310

Less:
ACL(1)	15,606	15,227
Total loans receivable, net	$1,171,916	$1,167,083
(1) Allowance for credit losses on loans at December 31, 2022 was reported under the incurred loss method.

    At June 30, 2023, loans totaling $655.7 million were pledged to secure borrowings from the FHLB compared to $605.0 million at December 31, 2022. In addition, loans totaling $73.9 million and $87.7 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at June 30, 2023 and December 31, 2022, respectively.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on a risk rating system designed to define the basic characteristics and identify risk elements of each credit extension. The Company utilizes a nine point risk rating system. A description of the general characteristics of the risk grades is as follows:

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well-defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

•Grade 8: These credits are classified as “doubtful” and possess well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near-term recovery and no realistic strengthening action of significance is pending.

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

    Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of June 30, 2023, and December 31, 2022, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2023, and December 31, 2022 by type and risk category:

	June 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$34,670	$150,427	$98,029	$65,524	$32,813	$98,507	$479,970
Watch	—	—	—	—	—	616	616
Special mention	—	—	—	—	—	1,007	1,007
Substandard	—	—	—	—	—	—	—
Total one-to-four family residential	$34,670	$150,427	$98,029	$65,524	$32,813	$100,130	$481,593
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$1,154	$7,864	$22,998	$43,715	$29,531	$32,275	$137,537
Watch	—	—	—	—	—	2,266	2,266
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,610	1,610
Total multifamily	$1,154	$7,864	$22,998	$43,715	$29,531	$36,151	$141,413
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$19,114	$35,414	$83,336	$70,438	$22,235	$109,970	$340,507
Watch	—	—	4,160	8,730	—	3,839	16,729
Special mention	—	—	—	—	—	4,645	4,645
Substandard	—	—	—	527	1,295	42,653	44,475
Total commercial real estate	$19,114	$35,414	$87,496	$79,695	$23,530	$161,107	$406,356
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Continued)
	June 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$2,636	$29,812	$24,970	$—	$410	$—	$57,828
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$2,636	$29,812	$24,970	$—	$410	$—	$57,828
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$1,456	$4,972	$471	$1,562	$1,706	$17,260	$27,427
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$1,456	$4,972	$471	$1,562	$1,706	$17,260	$27,427
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$16,917	$28,608	$11,829	$6,389	$5,423	$3,487	$72,653
Watch	—	28	—	—	23	—	51
Special mention	—	—	—	—	—	—	—
Substandard	—	—	201	—	—	—	201
Total consumer	$16,917	$28,636	$12,030	$6,389	$5,446	$3,487	$72,905
Current period gross write-offs	$—	$—	$—	$—	$22	$—	$22
Total loans receivable, gross
Pass	$75,947	$257,097	$241,633	$187,628	$92,118	$261,499	$1,115,922
Watch	—	28	4,160	8,730	23	6,721	19,662
Special mention	—	—	—	—	—	5,652	5,652
Substandard	—	—	201	527	1,295	44,263	46,286
Total loans	$75,947	$257,125	$245,994	$196,885	$93,436	$318,135	$1,187,522

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

When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Company will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific allowance in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowance is subject to review by bank regulators, who can require the establishment of additional allowances for credit losses.

At June 30, 2023, total loans receivable included $629,000 of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) compared to $784,000 at December 31, 2022. Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in the ACL for loans and the allowance for unfunded commitments was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
ACL - loans:
Beginning balance	$16,028	$15,227
Adjustment for adoption of Topic 326	—	500
Charge-offs	(22)	(22)
Recoveries	—	1
Recapture of provision for credit losses	(400)	(100)
Ending balance	$15,606	$15,606

Allowance for unfunded commitments:
Beginning balance	$286	$248
Provision for credit losses	153	191
Ending balance	$439	$439

Provision for credit losses:
ACL - loans	$(400)	$(100)
Allowance for unfunded commitments	153	191
Total	$(247)	$91

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the ACL on loans at or for the three and six months ended June 30, 2023, and in the allowance for loan and lease losses (“ALLL”) under the incurred loss methodology for the three and six months ended June 30, 2022, by loan category:

	At or For the Three Months Ended June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,611	$1,607	$4,496	$1,793	$413	$2,108	$16,028
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	—	—	—	—	—	—	—
Recapture	(37)	(25)	(129)	(129)	(66)	(14)	(400)
Ending balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606

	At or For the Six Months Ended June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture)	10	289	(60)	(461)	(91)	213	(100)
Ending balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606

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

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2023, loans past due were $376,000, representing 0.03% of total loans receivable. In comparison, past due loans totaled $220,000, representing 0.02% of total loans receivable at December 31, 2022. The following tables present a summary of the aging of loans by type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of June 30, 2023
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$69	$—	$69	$246,516	$246,585
Non-owner occupied	25	—	—	25	234,983	235,008
Multifamily	—	—	—	—	141,413	141,413
Commercial real estate	—	—	—	—	406,356	406,356
Construction/land	—		—	—	57,828	57,828
Total real estate	25	69	—	94	1,087,096	1,087,190
Business	—	—	—	—	27,427	27,427
Consumer	81	—	201	282	72,623	72,905
Total loans	$106	$69	$201	$376	$1,187,146	$1,187,522
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2023.

	Loans Past Due as of December 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$233,785	$233,785
Non-owner occupied	27	—	—	27	242,024	242,051
Multifamily	—	—	—	—	126,895	126,895
Commercial real estate	—	—	—	—	407,882	407,882
Construction/land	—	—	—	—	78,120	78,120
Total real estate	27	—	—	27	1,088,706	1,088,733
Business	—	—	—	—	31,371	31,371
Consumer	—	—	193	193	61,862	62,055
Total loans	$27	$—	$193	$220	$1,181,939	$1,182,159
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2022.

Nonperforming Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $201,000 at June 30, 2023 and $193,000 at December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$481,593	$141,413	$406,356	$57,828	$27,427	$72,704	$1,187,321
Nonperforming	—	—	—	—	—	201	201
Total loans	$481,593	$141,413	$406,356	$57,828	$27,427	$72,905	$1,187,522
_____________

(1) There were $246.6 million of owner-occupied one-to-four family residential loans and $235.0 million of non-owner occupied one-to-four family residential loans classified as performing.

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

Impaired Loans and Allowance for Loan Losses - Prior to the implementation of Financial Instruments - Credit Losses (Topic 326) on January 1, 2023, a loan was considered impaired when, based on current information and circumstances, the Company determines it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Factors considered in determining impairment included, but were not limited to, the financial condition of the borrower, the value of the underlying collateral and the status of the economy. Impaired loans were comprised of loans on nonaccrual, TDRs that were performing under their restructured terms, and loans that were 90 days or more past due but were still on accrual.

The following table presents the amortized cost basis of collateral dependent loans by class as of June 30, 2023:

June 30, 2023
(In thousands)
Loans with related allowance:
Multifamily	$1,610
Commercial real estate	44,474
Total	$46,084

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of information pertaining to impaired loans as of December 31, 2022:

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
(2) Contractual loan principal balance.

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of June 30, 2023:

	June 30, 2023
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
Consumer Loans	$201	$—	$201	$—
Total	$201	$—	$201	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans on nonaccrual status and loans 90 days or more past due and still accruing as of December 31, 2022:

	December 31, 2022
	Nonaccrual with No ALLL	Nonaccrual with ALLL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
Consumer Loans	$193	$—	$193	$—
Total	$193	$—	$193	$—

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2022:

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

TDRs. On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) which eliminates the accounting guidance for TDR for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and six months ended June 30, 2023. At June 30, 2022, the Company had $2.1 million of TDRs. TDRs that default after they have been modified are typically evaluated individually on a collateral basis.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Prepaid Expenses and Other Assets

Included in “Prepaid expenses and other assets” is an investment that the Company has in a Fintech Focused Fund that is designed to help accelerate technology adoption at banks. This equity investment is held at fair value, as reported by the Fund. During the six months ended June 30, 2023, we contributed $150,000 to the Fund and recognized gains of $111,000. The Company has committed up to $1.0 million in capital for these investment funds, however, the Company is not obligated to fund these commitments prior to a capital call.

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

•Loans individually evaluated: The fair value of individually evaluated loans is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.

•Derivatives: The fair value of derivatives is based on pricing models utilizing observable market data and discounted cash flow methodologies for which the determination of fair value may require significant management judgement or estimation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,813	$—	$9,813	$—
Freddie Mac	11,731	—	11,731	—
Ginnie Mae	26,994	—	26,994	—
Other	30,347	—	30,347	—
Municipal bonds	31,389	—	31,389	—
U.S. Government agencies	71,844	38,822	33,022	—
Corporate bonds	26,809	—	26,809	—
Total available-for-sale investments	208,927	38,822	170,105	—
Derivative fair value asset	9,978	—	9,978	—
Total	$218,905	$38,822	$180,083	$—

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$46,084	$—	$—	$46,084
Total	$46,084	$—	$—	$46,084

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$48,521	$—	$—	$48,521
Total	$48,521	$—	$—	$48,521
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

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$46,084	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 16.5% (0.0%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$48,521	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 6.91% (0.06%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2023
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$10,621	$10,621	$10,621	$—	$—
Interest-earning deposits with banks	42,956	42,956	42,956	—	—
Investments available-for-sale	208,927	208,927	38,822	170,105	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,171,916	1,108,192	—	—	1,108,192
FHLB stock	6,603	6,603	—	6,603	—
Accrued interest receivable	6,690	6,690	—	6,690	—
Derivative fair value asset	9,978	9,978	—	9,978	—

Financial Liabilities:
Deposits	688,623	688,623	688,623	—	—
Certificates of deposit, retail	359,919	353,104	—	353,104	—
Brokered deposits	176,422	176,286	—	176,286	—
Advances from the FHLB	120,000	120,002	—	120,002	—
Accrued interest payable	2,045	2,045	—	2,045	—

	December 31, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,722	$7,722	$7,722	$—	$—
Interest-earning deposits with banks	16,598	16,598	16,598	—	—
Investments available-for-sale	217,778	217,778	39,186	178,592	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,167,083	1,120,403	—	—	1,120,403
FHLB stock	7,512	7,512	—	7,512	—
Accrued interest receivable	6,513	6,513	—	6,513	—
Derivative fair value asset	10,485	10,485	—	10,485	—

Financial Liabilities:
Deposits	782,600	782,600	782,600	—	—
Certificates of deposit, retail	262,554	254,004	—	254,004	—
Certificates of deposit, brokered	124,886	124,843	—	124,843	—
Advances from the FHLB	145,000	144,999	—	144,999	—
Accrued interest payable	328	328	—	328	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At June 30, 2023, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from 11 months to 7.6 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2023, the Company was committed to paying $73,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the six months ended June 30, 2023, and 2022.

	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Lease expense, quarter-to-date	$298	$297
Lease expense, year-to-date	583	565
ROU	3,018	3,301
Lease liability	3,213	3,482

Weighted average remaining term	5.1 years	6.0 years
Weighted average discount rate	2.23%	1.92%

The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2023 and the discounted lease liability at that date:

June 30, 2023
(In thousands)
Due through one year	$822
Due after one year through two years	728
Due after two years through three years	531
Due after three years through four years	306
Due after four years through five years	307
Due after five years	587
Total minimum lease payments	3,281
Less: present value discount	68
Lease liability	$3,213

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At June 30, 2023, the cash flow hedges had a total notional amount of $95.0 million and consisted of rolling one-month or three-month FHLB advances that renew at the fixed interest rate at each renewal date. These hedging instruments have four to eight year terms, with remaining terms ranging from four months to 6.3 years, a weighted average remaining term of 3.4 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay a weighted-average fixed interest of 1.05% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month LIBOR interest received from the counterparty. At June 30, 2023, a $10.0 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $7.9 million was included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the three and six months ended June 30, 2023 or 2022, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of June 30, 2023 and December 31, 2022:

	Balance Sheet Location	Fair Value at June 30, 2023	Fair Value at December 31, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$9,978	$10,485

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended June 30, 2023	Amount Recognized in OCI for the three months ended June 30, 2022	Amount Recognized in OCI for the six months ended June 30, 2023	Amount Recognized in OCI for the six months ended June 30, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$823	$1,514	$(401)	$5,046

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At June 30, 2023, there were 914,598 total shares available for grant under the 2016 Plan, including 157,299 shares available to be granted as restricted stock.

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

For the three months ended June 30, 2023 and 2022, total compensation expense for awards granted under the 2016 Plan was $99,000 and $125,000, respectively, and the related income tax benefit was $21,000 and $26,000, respectively. For the six months ended June 30, 2023 and 2022, total compensation expense for awards granted under the 2016 Plan was $227,000 and $314,000, respectively, and the related income tax benefit was $48,000 and $66,000 respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At June 30, 2023, there were 217,519 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At June 30, 2023, there were no stock options issued from the 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2023, follows:

	For the Three Months Ended June 30, 2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2023	217,519	$11.20		$353,111	$4.10
Exercised	—	—
Outstanding at June 30, 2023	217,519	11.20	0.94	104,584	4.10
Vested	217,519	11.20	0.94	104,584	4.10
Exercisable at June 30, 2023	217,519	11.20	0.94	104,584	4.10

	For the Six Months Ended June 30, 2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	217,519	$11.20		$823,028	$4.10
Exercised	—	—		—	$—
Outstanding at June 30, 2023	217,519	11.20	0.94	104,584	4.10
Vested	217,519	11.20	0.94	104,584	4.10
Exercisable at June 30, 2023	217,519	11.20	0.94	104,584	4.10

As of June 30, 2023, there was no unrecognized compensation cost related to nonvested stock options. There were no stock options granted during the six months ended June 30, 2023.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2023, follows:

	For the Three Months Ended June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2023	27,618	$14.92
Nonvested at June 30, 2023	27,618	14.92
Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

	For the Six Months Ended June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	31,272	$16.93
Granted	27,618	14.92
Vested	(31,272)	16.93
Nonvested at June 30, 2023	27,618	14.92
Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

As of June 30, 2023, there was $273,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eight month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2023 and 2022.

	Unrealized Losses on Available-for-Sale Securities	Gains ( Losses) on Cash Flow Hedges	Total
	(In thousands)
Balance March 31, 2022	$(6,599)	$4,710	$(1,889)
Other comprehensive (loss) income before reclassifications	(4,439)	1,514	(2,925)
Net other comprehensive (loss) income	(4,439)	1,514	(2,925)
Balance June 30, 2022	$(11,038)	$6,224	$(4,814)

Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(10,034)	5,046	(4,988)
Net other comprehensive (loss) income	(10,034)	5,046	(4,988)
Balance June 30, 2022	$(11,038)	$6,224	$(4,814)

Balance March 31, 2023	$(15,548)	$7,059	$(8,489)
Other comprehensive (loss) income before reclassifications	(2,151)	823	(1,328)
Net other comprehensive (loss) income	(2,151)	823	(1,328)
Balance June 30, 2023	$(17,699)	$7,882	$(9,817)

Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive loss before reclassifications	(2,202)	(401)	(2,603)
Net other comprehensive loss	(2,202)	(401)	(2,603)
Balance June 30, 2023	$(17,699)	$7,882	$(9,817)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except share data)
Net income	$1,488	$2,808	$3,610	$6,068
Less: Earnings allocated to participating securities	(4)	(9)	(11)	(20)
Earnings allocated to common shareholders	$1,484	$2,799	$3,599	$6,048

Basic weighted average common shares outstanding	9,120,468	8,982,969	9,112,464	8,985,213
Dilutive stock options	3,759	96,386	28,412	98,323
Dilutive restricted stock grants	—	6,558	6,845	16,543
Diluted weighted average common shares outstanding	9,124,227	9,085,913	9,147,721	9,100,079

Basic earnings per share	$0.16	$0.31	$0.39	$0.67
Diluted earnings per share	$0.16	$0.31	$0.39	$0.66

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2023, there were 40,000 options to purchase shares of common stock and 27,618 restricted stock award (“RSA”) shares omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2023, there were 40,000 options to purchase shares of common stock and no RSA shares omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. There were no options to purchase shares of common stock and no RSA shares that were omitted from the computation of the diluted earnings per share at both the three and six months ended June 30, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
BOLI change in cash surrender value (1)	$274	$251	$582	$539
Wealth management revenue	95	104	140	187
Deposit related fees	89	84	161	157
Debit card and ATM fees	163	162	314	303
Loan related fees	44	354	136	553
Other	133	6	130	11
Total noninterest income	$798	$961	$1,463	$1,750
_______________
(1) Not within scope of Topic 606

    For both the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Loan related fees: Noninterest fee income is earned on loans for servicing or annual fees earned on certain loan types. Fees are also earned on the prepayment of certain loans and are recognized at the time the loan is paid off.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle. Also included is income relating to our investment in a Fintech Focused Fund.

Contract Balances

    At June 30, 2023, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 - Subsequent Events

On July 17, 2023, the Bank entered into two additional interest rate swap agreements with a qualified institution designated as cash flow hedge instruments. Under the terms of the agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on SOFR, resetting monthly. Concurrently, the Bank borrowed fixed rate FHLB advances, which will be renewed monthly, as designated by the hedge agreement, at the fixed interest rate at that time. One agreement has a $15.0 million notional amount, a two year maturity and requires the Bank to pay a fixed rate of 4.57%. The second agreement also has a $15.0 million notional amount, a three year maturity and requires the Bank to pay a fixed rate of 4.15%.

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

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as supply chain disruptions;
•higher inflation and impact of current and future monetary policies of the Federal Reserve in response thereto;
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
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through whole loan purchases and loan participations of commercial and multifamily real estate loans and purchases of consumer classic car loans that are outside of our primary market area. As a result of these efforts, our portfolio at June 30, 2023, included $164.1 million of loans to borrowers or secured by properties in 45 other states and the District of Columbia, with the largest concentrations of loans outside our primary market area located in California, Oregon, Texas, Florida and Alabama totaling $39.5 million, $13.2 million, $12.5 million, $10.1 million and $7.9 million, respectively.

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

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impact our net interest income and net interest margin. The Bank is currently liability-sensitive, meaning our interest-earning liabilities re-price at a faster rate than our interest-bearing assets. For the three months ended June 30, 2023, net interest margin decreased 69 basis points, to 2.84%, compared to 3.53% in the same quarter last year, primarily due to the cost of interest-bearing liabilities increasing faster than the yields on interest-earning assets in the rising rate environment. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the second quarter of 2023, to a range of 5.00% to 5.25%. If the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, we expect further compression in our net interest margin.

Income is also affected by the provision for credit losses, or the recapture of the provision for credit losses, which affects the level of our ACL. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ACL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ACL due to loan growth or an increase in probable credit losses.

Noninterest income is generated from various loan and deposit fees, increases in the cash surrender value of BOLI, revenue earned on our wealth management services, and other income. This income is increased or partially offset by any net gain or loss on sales of investment securities.

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

Critical Accounting Estimates

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimate of the ACL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. There have not been any material changes in the Company’s critical accounting estimates during the three and six months ended June 30, 2023.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets were $1.53 billion at June 30, 2023, an increase of 1.7%, from $1.50 billion at December 31, 2022. The following table details the $25.2 million net change in the composition of our assets at June 30, 2023 from December 31, 2022.

	June 30, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$10,621	$7,722	$2,899	37.5%
Interest-earning deposits with banks	42,956	16,598	26,358	158.8
Investments available-for-sale, at fair value	208,927	217,778	(8,851)	(4.1)
Investments held-to-maturity, at amortized cost	2,444	2,444	—	—
Loans receivable, net	1,171,916	1,167,083	4,833	0.4
FHLB stock, at cost	6,603	7,512	(909)	(12.1)
Accrued interest receivable	6,690	6,513	177	2.7
Deferred tax assets, net	3,275	2,597	678	26.1
Premises and equipment, net	20,283	21,192	(909)	(4.3)
BOLI, net	36,922	36,286	636	1.8
Prepaid expenses and other assets	13,051	12,479	572	4.6
ROU, net	3,018	3,275	(257)	(7.8)
Goodwill	889	889	—	—
Core deposit intangible, net	484	548	(64)	(11.7)
Total assets	$1,528,079	$1,502,916	$25,163	1.7

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased $26.4 million to $43.0 million during the six months ended June 30, 2023. Management elected to continue maintaining additional on-balance sheet liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. Investments available-for-sale decreased $8.9 million, primarily due to regularly scheduled principal payments. No investment securities were purchased during the six months ended June 30, 2023.

The effective duration of the investments available-for-sale at June 30, 2023 was 3.64%, compared to 3.65% at December 31, 2022. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $4.8 million, or 0.41% to $1.17 billion at June 30, 2023 from December 31, 2022, primarily due to growth in one-to-four family residential, multifamily and consumer loans of $7.4 million, $14.5 million and $8.6 million, respectively. Partially offsetting these increases was a decrease of $19.8 million in construction/land loans, primarily due to a $15.4 million multifamily construction loan that converted to a permanent loan in accordance with its terms during the period and, to a lesser extent, decreases in business and commercial real estate loans of $3.9 million and $1.5 million, respectively.

At June 30, 2023 and December 31, 2022, construction/land loans totaled 40.0% and 53.1% of total capital plus surplus, and total non-owner occupied commercial real estate totaled 336.8% and 346.9% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines for total commercial real estate, including residential, non-owner occupied, multifamily and construction/land loans of up to 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at June 30, 2023 and December 31, 2022. Total construction/land loans are net of $40.4 million and $41.4 million of loans-in-process (“LIP”), at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023		December 31, 2022
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$141,413	100.0%	$126,866	100.0%

Commercial real estate:
Retail	131,877	32.5%	132,917	32.6%
Office	79,338	19.5	84,301	20.6
Hotel / motel	64,297	15.8	55,408	13.6
Storage	33,418	8.2	33,797	8.3
Mobile home park	22,798	5.6	25,283	6.2
Warehouse	19,557	4.8	19,917	4.9
Nursing home	11,739	2.9	12,348	3.0
Other non-residential	43,332	10.7	43,933	10.8
Total commercial real estate	406,356	100.0%	407,904	100.0%

Construction/land:
One-to-four family residential	47,168	81.6%	52,492	67.6%
Multifamily	547	0.9	15,393	19.8
Land	10,113	17.5	9,759	12.6
Total construction/land	57,828	100.0%	77,644	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$605,597		$612,414

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the six months ended June 30, 2023, the Bank purchased $16.0 million of loans and loan participations located in Washington and other states, including $13.8 million of consumer loans secured by classic/collectible automobiles, $2.1 million of one-to-four family residential loans and $48,000 of multifamily loans. Management believes that the one-to-four family loans purchased will assist with its Community Reinvestment Act (“CRA”) efforts.

At June 30, 2023, the majority of our loan portfolio was secured by properties located in our primary market area; however, a significant amount of loans was secured by properties located in areas of Washington outside our primary market area and elsewhere. At June 30, 2023, total loans secured by collateral located outside of our primary market area (i) in Washington represented 6.6% of total loans, (ii) in California represented 3.3% of total loans, and (iii) outside the states of California and Washington represented 10.5% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$364,712	$84,787	$240,319	$56,005	$16,706	$10,408	$772,937
Pierce County	41,772	10,538	41,404	—	215	465	94,394
Snohomish County	37,695	7,438	13,880	1,210	4,783	1,722	66,728
Kitsap County	10,143	5	717	—	—	48	10,913
Other Washington Counties	19,074	27,186	30,609	613	222	748	78,452
California	1,504	9,572	16,883	—	40	11,512	39,511
Outside Washington and California (1)	6,693	1,887	62,544	—	5,461	48,002	124,587
Total loans	$481,593	$141,413	$406,356	$57,828	$27,427	$72,905	$1,187,522
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $13.2 million, $12.5 million, $10.1 million and $7.9 million, respectively, and $80.8 million of loans located in 40 other states and the District of Columbia.

The ACL increased to $15.6 million at June 30, 2023, from $15.2 million at December 31, 2022, representing 1.31% and 1.29% of total loans receivable at June 30, 2023 and December 31, 2022, respectively. The increase was primarily the result of a $500,000 one-time adjustment related to the adoption of ASU 2016-13, Topic 326. The growth of the loan portfolio, the loan mix changes and changes in the economic forecasts used in the ACL model also impacted the ACL.

At June 30, 2023, the Company had no allowance for individually evaluated loans. The nine modified loans that were individually analyzed for a specific allowance at December 31, 2022, were transferred to the pool of loans with similar characteristics for general allowance calculation in the first quarter of 2023 due to the adoption of ASU 2022-02.

We believe the ACL at June 30, 2023, was adequate to absorb the expected losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherent in the business environment as described in further detail in Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of our 2022 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $376,000 and $220,000, or 0.03% and 0.02% of total loans, at June 30, 2023 and December 31, 2022, respectively.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our credit quality remains strong as nonaccrual (nonperforming) loans totaled $201,000 and $193,000 at June 30, 2023 and December 31, 2022, respectively, representing 0.02% of total loans both dates. We had no other real estate owned properties or foreclosed assets as of both June 30, 2023 and December 31, 2022.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case. Our success in this area is reflected by our low nonperforming assets.

Deposits. Deposit accounts consisted of the following:

	Balance at June 30, 2023	Balance at December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$111,768	$119,944	$(8,176)	(6.8)%
Interest-bearing demand	89,080	96,632	(7,552)	(7.8)
Savings	20,364	23,636	(3,272)	(13.8)
Money market	467,411	542,388	(74,977)	(13.8)
Certificates of deposit, retail	359,919	262,554	97,365	37.1
Brokered deposits(1)	176,422	$124,886	51,536	41.3
	$1,224,964	$1,170,040	$54,924	4.7
(1) Includes $141.1 million of certificates of deposits, $25.1 million of interest-bearing demand deposits and $10.2 million of network money market deposits at June 30, 2023. Includes $89.8 million of certificates of deposits, $25.1 million of interest-bearing demand deposits and $10.0 million of network money market deposits at December 31, 2022

Deposits increased $54.9 million to $1.22 billion at June 30, 2023 compared to $1.17 billion at December 31, 2022. Declines in money market accounts, noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits of $94.0 million in the aggregate, were more than offset by a $97.4 million increase in retail certificates of deposits due in large part to promotions of these products during the first six months of 2023 and a $51.5 million increase in brokered deposits. For the first six months of 2023, management elected to continue maintaining additional on-balance sheet liquidity by obtaining funds from the wholesale markets due to the considerable volatility in the banking industry. The Bank continues to consider multiple funding alternatives in addition to customer deposits, including wholesale markets, brokered deposits, and the national deposit market.

At June 30, 2023 and December 31, 2022, we held $82.7 million and $61.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million and $145.0 million at June 30, 2023, and December 31, 2022, respectively. At June 30, 2023, advances included $25.0 million of overnight advances, $60.0 million of fixed-rate one-month advances that renew monthly and $35.0 million of fixed-rate three-month advances that renew quarterly. The $95.0 million of one- and three-month advances are utilized in cash flow hedge agreements as described below. At June 30, 2023, all of our FHLB advances were due to reprice in less than two months.

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

Publication of the one-month and three-month LIBOR rates ceased on June 30, 2023. The cash flow hedge agreements allow for a substitute index to be used if LIBOR is unavailable. The Bank has confirmed its adherence to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association (“ISDA”) for the cessation of LIBOR. The Protocol, effective January 25, 2021, provides a mechanism for parties to bilaterally amend their existing derivative transaction to incorporate ISDA’s fallback terms, providing for a clear transition from LIBOR to SOFR. As of June 30, 2023, the Company’s derivative instruments’ variable-rate interest payments were based on LIBOR and will be converted to SOFR plus a spread adjustment after the discontinuation of LIBOR.

The following table presents details of the Bank’s interest rate swap agreements as of June 30, 2023. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original terms of these interest rate swap agreements range from four to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2023 and December 31, 2022, we recognized fair value assets of $10.0 million and $10.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Stockholders’ equity decreased to $158.7 million at June 30, 2023, from $160.4 million at December 31, 2022. Stockholders’ equity during the six months ended June 30, 2023, reflected net income of $3.6 million partially offset by dividends paid of $2.4 million and an adjustment related to the adoption of CECL, net of tax of $395,000. In addition, stockholders’ equity was adversely impacted by aggregate unrealized losses in securities available-for-sale and cash flow hedges of $3.3 million, resulting in a $2.6 million increase in accumulated other comprehensive loss, net of tax.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Dividend paid per common share	$0.13	$0.12	$0.26	$0.24
Dividend payout ratio (1)	79.9%	38.5%	65.8%	35.7%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income for the three months ended June 30, 2023, was $1.5 million, or $0.16 per diluted share compared to $2.8 million, or $0.31 per diluted share for the three months ended June 30, 2022. The $1.3 million decrease in net income was primarily due to a $7.7 million increase in interest expense that more than offset a $6.2 million increase in interest income and a $247,000 recapture of provision for credit losses. Also contributing to the decrease in net income was a $163,000 decrease in noninterest income and a $219,000 increase in noninterest expense.

Net Interest Income. Net interest income for the three months ended June 30, 2023, decreased $1.5 million to $10.3 million from $11.8 million for the three months ended June 30, 2022. The decrease was primarily due to higher interest expense on deposits and borrowings, primarily reflecting the continued increase in market interest rates due to the ongoing increases to the targeted federal funds rate and continued intense competition for deposits, partially offset by higher income on loans, including fees, and investments. Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the second quarter of 2023, to a range of 5.00% to 5.25%.

Interest income increased $6.2 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to the ongoing increases to the targeted federal funds rate and corresponding increases to the prime lending rate and other short term market rates, including LIBOR, that positively impact the Company’s yields on variable rate loans and investment securities. Interest income on loans increased $4.6 million due to increases in the average loan yields and, to a lesser extent, average loan balances. Average loan yield increased to 5.71% for the three months ended June 30, 2023, from 4.41% for the three months ended June 30, 2022, due in large part to recent increases in the targeted federal funds rate that increased our returns from variable rate loans. The average balance of loans receivable increased $65.9 million to $1.18 billion for the three months ended June 30, 2023 from $1.12 billion for the same period in 2022.

Interest income from investment securities increased $950,000 for the three months ended June 30, 2023, compared to the same period in 2022, as a result of a $16.3 million increase in the average balance and a 160 basis point increase in the average yield to 3.93% for the three months ended June 30, 2023, compared to 2.33% for the same period in 2022, due largely to the continued increases in the targeted federal funds rate and related market rates that favorably impacted our variable rate investment securities.

Interest income on interest-earning deposits increased $583,000 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was a combined result of a $28.7 million increase in the average balance and a 424 basis point increase in the average yield to 4.91% for the three months ended June 30, 2023, from 0.67% for the three months ended June 30, 2022, due largely to the continued increases in the targeted federal funds rate and related market rates.

Dividends on FHLB Stock increased $49,000 for the three months ended June 30, 2023 compared to the same period in 2022. The average yield increased to 7.06% for the three months ended June 30, 2023, from 4.82% for the three months ended June 30, 2022. The average balance increased $909,000 between the comparable periods.

Interest expense increased $7.7 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, with interest expense on deposits and borrowings increasing $7.2 million and $483,000, respectively. The increase in the interest expense on deposits was primarily due to an increase in the average rate paid on interest-bearing deposits, in particular money market accounts, certificates of deposit and brokered deposits, which increased 251 basis points to 3.06% for the three months ended June 30, 2023, compared to 0.55% for the three months ended June 30, 2022 and, to a lesser extent, the higher average balance of certificates of deposits and brokered deposits. For the three months ended June 30, 2023, the average balance of higher costing certificates of deposit and brokered deposits increased $80.4 million and $166.1 million, respectively, outpacing the decreases in interest-bearing demand and money market accounts of $17.4 million and $112.7, respectively, compared to the same period in 2022, resulting in a net increase of $113.5 million in higher costing interest-bearing deposits.

Interest expense on borrowings increased $483,000 as a result of a $20.4 million increase in the average balance and a 134 basis point increase in average cost for the three months ended June 30, 2023, as compared to the same period in 2022.

The Company’s net interest margin was 2.84% for the three months ended June 30, 2023, compared to 3.53% for the three months ended June 30, 2022. The decrease was due primarily to the cost of interest-bearing liabilities outpacing the yields on interest-earning assets, with a 240 basis points increase in our average cost of interest-bearing liabilities to 3.01% from 0.61%, partially offset by a 139 basis point increase in the average yield on interest earning assets to 5.43% from 4.04% between periods. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended June 30, 2023 Compared to June 30, 2022 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$3,852	$724	$4,576
Investment securities, taxable	849	97	946
Investment securities, non-taxable	7	(1)	6
Interest-earning deposits with banks	535	48	583
FHLB stock	38	11	49
Total net change in income on interest-earning assets	5,281	879	6,160

Interest-bearing liabilities:
Interest-bearing demand deposits	310	(8)	302
Savings deposits	—	—	—
Money market deposits	2,996	(92)	2,904
Certificates of deposit, retail	1,544	243	1,787
Brokered deposits	1,746	453	2,199
Borrowings	422	61	483
Total net change in expense on interest-bearing liabilities	7,018	657	7,675
Total net change in net interest income	$(1,737)	$222	$(1,515)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2023 and 2022. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,182,939	$16,849	5.71%	$1,117,079	$12,273	4.41%
Investment securities, taxable	192,376	1,980	4.13	175,858	1,034	2.36
Investment securities, non-taxable	22,737	128	2.26	22,961	122	2.13
Interest-earning deposits with banks	50,691	620	4.91	22,010	37	0.67
FHLB stock	6,814	120	7.06	5,905	71	4.82
Total interest-earning assets	1,455,557	19,697	5.43	1,343,813	13,537	4.04
Noninterest earning assets	91,764			87,190
Total average assets	$1,547,321			$1,431,003

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$87,875	$353	1.61%	$105,260	$51	0.19%
Savings deposits	20,406	2	0.04	23,240	2	0.03
Money market deposits	487,022	3,392	2.79	599,758	488	0.33
Certificates of deposit, retail	350,532	2,604	2.98	270,160	817	1.21
Brokered deposits	180,763	2,239	4.97	14,662	40	1.09
Total interest-bearing deposits	1,126,598	8,590	3.06	1,013,080	1,398	0.55
Borrowings	125,275	798	2.55	104,835	315	1.21
Total interest-bearing liabilities	1,251,873	9,388	3.01	1,117,915	1,713	0.61
Noninterest bearing liabilities	135,684			154,739
Average equity	159,764			158,349
Total average liabilities and equity	$1,547,321			$1,431,003
Net interest income		$10,309			$11,824
Net interest margin			2.84%			3.53%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimate of credit losses over the remaining expected life of loans in the portfolio. The Company’s methodology is to build a reserve rate using historical life of loan default rates combined with assessment of current loan portfolio information, forecasted economic environment and business cycle information. The Company uses statistical analysis to determine the life of loan default and loss rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment. The Q-Factors adjust the expected loss rates for current and forecasted conditions that are not fully provided for in the historical loss information. The Company has established a methodology for adjusting the previously determined expected loss rates based on the more recent or forecasted changes. The Q-Factor methodology is based on a blend of quantitative analysis and management judgement and reviewed on a quarterly basis.

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

The Company also records an allowance for credit losses on unfunded loan commitments on a quarterly basis. We estimate expected credit losses on unfunded loan commitments in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. The $247,000 recapture of provision for credit losses for the quarter ended June 30, 2023, included a $153,000 provision for credit losses on unfunded commitments. The allowance for unfunded commitments was $2,000 for the quarter ended June 30, 2022. The increase to the allowance for unfunded commitments was a combined result of a $51.9 million increase in loan balances, net of LIP, and an increased reserve ratio due to forecasts for worsening economic conditions.

During the three months ended June 30, 2023, management evaluated the adequacy of the ACL and concluded that a $247,000 recapture of provision for credit losses was appropriate. The recapture was due in part to the reduction in loans receivable during the quarter and a credit upgrade to a $2.1 million commercial real estate loan. In comparison, no provision or recapture of provision for credit losses was recorded for the quarter ended June 30, 2022. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

Noninterest Income. Noninterest income decreased $163,000 to $798,000 for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
BOLI income	$274	$251	$23	9.2%
Wealth management revenue	95	104	(9)	(8.7)
Deposit related fees	252	246	6	2.4
Loan related fees	44	354	(310)	(87.6)
Other	133	6	127	2,116.7
Total noninterest income	$798	$961	$(163)	(17.0)

    During the three months ended June 30, 2023, compared to the three months ended June 30, 2022, loan related fees decreased $310,000, primarily due to a $279,000 decrease in loan prepayment fees which declined as a result of rising interest rates. The decrease in loan related fees was partially offset by a $23,000 increase in BOLI income due to annual premiums and dividends on certain BOLI policies and a $127,000 increase in other noninterest income as a result of a $121,000 mark-to-market value adjustment to our fintech focused investment.

    Noninterest Expense. Noninterest expense increased $219,000 to $9.5 million for the three months ended June 30, 2023, from $9.3 million for the three months ended June 30, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$5,064	$5,478	$(414)	(7.6)%
Occupancy and equipment	1,160	1,205	(45)	(3.7)
Professional fees	887	731	156	21.3
Data processing	711	692	19	2.7
Regulatory assessments	267	90	177	196.7
Insurance and bond premiums	115	113	2	1.8
Marketing	98	96	2	2.1
Other general and administrative	1,202	880	322	36.6
Total noninterest expense	$9,504	$9,285	$219	2.4

The increase in noninterest expense for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, was primarily due to a $322,000 increase in other general and administrative fees, including $190,000 in one-time expenses relating to business relations and customer appreciation in conjunction with our 100-year celebration and a $105,000 increase to state and local taxes. Also contributing to the increase in noninterest expense was a $177,000 increase to regulatory expenses due to an increase in deposit insurance assessments instituted in early 2023 and a $156,000 increase in professional fees. The increase in professional fees reflected $419,000 in expenses related to the exploration, negotiation and due diligence associated with a potential business combination which was terminated during the second quarter 2023, partially offset by a $132,000 decrease in examination fees and a $101,000 decrease in human resources recruitment fees. Partially offsetting these increases was a $414,000 decrease in salaries and employee benefits, primarily due to a $467,000 reduction in ESOP compensation as we discontinued the ESOP late in 2022, a $209,000 decrease in commissions related to lower sales on loans and wealth management products/services and a $100,000 decrease in incentive accrued expense, partially offset by a $147,000 increase in profit-sharing accrual and $183,000 increase in salaries and wages.

Federal Income Tax Expense. The federal income tax provision decreased to $362,000 for the three months ended June 30, 2023, compared to $692,000 for the same period in 2022, primarily due to a $1.7 million decrease in income before federal income tax provision.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income for the six months ended June 30, 2022 was $3.6 million, or $0.39 per diluted share, compared to net income of $6.1 million, or $0.66 per diluted share for the six months ended June 30, 2022. The decrease in net income was primarily the result of a $1.6 million decrease in net interest income, a $591,000 increase in provision for credit losses, a $548,000 increase in noninterest expense and a $287,000 decrease in noninterest income.

Net Interest Income. Net interest income for the six months ended June 30, 2023 was $21.6 million, compared to $23.2 million for the same period in 2022. The decrease was due to the increase in interest expense outpacing the increase in interest income between these comparative periods.

Interest income increased by $11.7 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $8.6 million increase in interest income on loans and a $2.2 million increase in interest income on investment securities. The average yield on loans increased to 5.64% in the six months ended June 30, 2023, compared to 4.39% in the six months ended June 30, 2022. The increase in the average loan yield was primarily the result of the continued increases to the targeted federal funds rate. In addition, the average balance of net loans receivable increased $59.5 million between the comparative periods.

Interest income on investment securities increased $2.2 million, primarily as a result of an increase in the average yield on and, to a lesser extent, the average balance of, taxable investment securities. The average yield of taxable securities increased 192 basis points to 4.10% for the six months ended June 30, 2023 from 2.18% for the six months ended June 30, 2022. The average balance of taxable investment securities increased $33.3 million for the six months ended June 30, 2023, compared to the same period in 2022.

Interest income on interest-earning deposits increased $800,000 for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase in both average yield and average balance of these deposits. The average yield increased to 4.76% from 0.31% and the average balance increased $434,000 between the comparative periods.

Dividends on FHLB stock increased $106,000 for the six months ended June 30, 2023, compared to the same period in 2022. The average yield increased to 7.22% for the six months ended June 30, 2023, from 5.14% for the six months ended June 30, 2022. The average balance increased $1.3 million between the comparable periods.

Interest expense increased $13.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the increase in rates paid on money market accounts, retail certificates of deposit and brokered deposits. Interest expense on money market accounts increased $5.3 million, primarily due to a 221 basis point increase in average cost, partially offset by an $114.3 million decrease in average balance between periods. Interest expense on retail certificates of deposit increased $2.7 million, primarily due to increases in both average cost and average yield. The average yield of these deposits increased 146 basis points and the average balance increased $52.4 million between the comparable periods. Interest expense on brokered deposits increased $3.7 million, primarily due to increases in both average cost and average balance. The average yield of brokered deposits increased 368 basis points and the average balance increased $150.8 million between the comparable periods. During the six months ended June 30, 2023, the Bank supplemented its on-balance sheet liquidity and funding needs with brokered deposits. In addition, interest expense on interest-bearing demand deposits increased $605,000 between the comparable periods due to a 135 basis point increase in the average cost of interest-bearing demand deposits, partially offset by an $11.2 million decrease in average balance.

Interest expense on borrowings increased $1.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The average cost of borrowings increased to 2.62% for the six months ended June 30, 2023, from 1.24% for the six months ended June 30, 2022, and the average balance increased by $31.5 million between periods.

The Company’s net interest margin decreased to 3.03% for the six months ended June 30, 2023, from 3.48% for the six months ended June 30, 2022. The decrease was due primarily to the increase in interest expense outpacing the increase in interest income, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2023 Compared to June 30, 2022 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$7,310	$1,294	$8,604
Investment securities, taxable	1,851	360	2,211
Investment securities, non-taxable	25	(11)	14
Interest-earning deposits with banks	799	1	800
FHLB stock	72	34	106
Total net change in income on interest-earning assets	10,057	1,678	11,735

Interest-bearing liabilities:
Interest-bearing demand deposits	613	(8)	605
Money market deposits	5,414	(163)	5,251
Certificates of deposit, retail	2,390	315	2,705
Brokered deposits	2,882	824	3,706
Borrowings	901	194	1,095
Total net change in expense on interest-bearing liabilities	12,200	1,162	13,362
Total net change in net interest income	$(2,143)	$516	$(1,627)

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2023 and 2022. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,175,779	$32,878	5.64%	$1,116,258	$24,274	4.39%
Investments securities, taxable	194,825	3,957	4.10	161,534	1,746	2.18
Investments securities, non-taxable	22,703	255	2.27	23,794	241	2.04
Interest-earning deposits with banks	36,290	856	4.76	35,856	56	0.31
FHLB stock	7,015	251	7.22	5,687	145	5.14
Total interest-earning assets	1,436,612	38,197	5.36	1,343,129	26,462	3.97
Noninterest earning assets	91,802			84,419
Total average assets	$1,528,414			$1,427,548

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$91,381	$675	1.49%	$102,576	$70	0.14%
Savings deposits	21,968	3	0.03	23,468	3	0.03
Money market deposits	493,694	6,117	2.50	608,034	866	0.29
Certificates of deposit, retail	331,237	4,381	2.67	278,859	1,676	1.21
Brokered deposits	158,101	3,746	4.78	7,317	40	1.10
Total interest-bearing deposits	1,096,381	14,922	2.74	1,020,254	2,655	0.52
Borrowings	131,403	1,710	2.62	99,945	615	1.24
Total interest-bearing liabilities	1,227,784	16,632	2.73	1,120,199	3,270	0.59
Noninterest bearing liabilities	139,746			148,798
Average equity	160,884			158,551
Total average liabilities and equity	$1,528,414			$1,427,548
Net interest income		$21,565			$23,192
Net interest margin			3.03%			3.48%

Provision for Credit Losses - Loans. During the six months ended June 30, 2023, management evaluated the adequacy of the ACL and concluded that a $91,000 provision for credit losses was appropriate. The provision was due in part to changes in the balances and mix of portfolio loans during the period, a credit upgrade to a $2.1 million commercial real estate loan and changes in the economic forecasts used for loans and unfunded commitments in the ACL model. In comparison, a $500,000 recapture of provision for loan losses was recognized in the six months ended June 30, 2022. This recapture was primarily attributed to $8.1 million of commercial and multifamily loans downgraded to substandard, resulting in these loans being removed from the general reserve calculation. An individual analysis of these loans for required specific reserves was instead performed which indicated no additional specific allowance was needed due to their collateral values being higher than the loan balances. By removing these loans from the general reserve calculations, the general allowance was reduced, contributing to the recapture of the general allowance for some commercial and multifamily loans. In addition, changes in the composition of our loan portfolio contributed to the recapture of provision for the six months ended June 30, 2022. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
ACL or ALLL as a percent of total loans	1.31%	1.33%
ACL or ALLL at period end	$15,606	$15,125
Total loans outstanding	1,187,522	1,135,050

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	—%
Total nonaccrual loans	$201	$—
Total loans outstanding	1,187,522	1,135,050

ACL or ALLL as a percent of non-accrual loans at period end	7,764.18%	n/a
ACL or ALLL at period end	$15,606	$15,125
Total nonaccrual loans	201	—

Net recoveries during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$1	$5
Average loans receivable, net (1)	476,063	406,687
Multifamily:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	140,574	136,341
Commercial:	—%	—%
Net recoveries/(charge-offs) during period	$—	—
Average loans receivable, net (1)	400,473	411,847
Construction/land development:	—%	—%
Net recoveries/(charge-offs) during period	$—	—
Average loans receivable, net (1)	60,846	79,711
Business:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	30,052	33,481
Consumer:	(0.03)%	(0.08)%
Net charge-offs during period	$(22)	$(37)
Average loans receivable, net (1)	67,771	48,191
Total loans:	—%	—%
Net charge-offs during period	$(21)	$(32)
Average loans receivable, net (1)	1,175,779	1,116,258
_______________
(1) The average loans receivable, net balances include nonaccrual loans and deferred fees.

Noninterest Income. Total noninterest income decreased $287,000 to $1.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
BOLI income	$582	$539	$43	8.0%
Wealth management revenue	140	187	(47)	(25.1)
Deposit related fees	475	460	15	3.3
Loan related fees	136	553	(417)	(75.4)
Other	130	11	119	1,081.8
Total noninterest income	$1,463	$1,750	$(287)	(16.4)

Noninterest income on loan related fees decreased $417,000 for the six months ended June 30, 2023, compared to the same period in 2022, primarily as a result of a $378,000 decrease in loan prepayment fees. Wealth management revenue decreased $47,000, primarily due to a reduction in sales. Partially offsetting these decreases was a $119,000 increase in other noninterest income, primarily as a result of a $111,000 mark-to-market value adjustment to our fintech focused investment, a $43,000 increase in BOLI income resulting from annual premiums and dividends on certain BOLI policies and a $15,000 increase in deposit related fees, primarily from debit card related service fees reflecting increased usage.

Noninterest Expense. Noninterest expense increased $548,000 to $18.5 million for the six months ended June 30, 2023, as compared to $17.9 million for the same period in 2022.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$10,525	$10,738	$(213)	(2.0)%
Occupancy and equipment	2,325	2,433	(108)	(4.4)
Professional fees	1,304	1,183	121	10.2
Data processing	1,397	1,369	28	2.0
Regulatory assessments	368	191	177	92.7
Insurance and bond premiums	245	242	3	1.2
Marketing	175	133	42	31.6
Other general and administrative	2,120	1,622	498	30.7
Total noninterest expense	$18,459	$17,911	$548	3.1

During the six months ended June 30, 2023, compared to the same period in 2022, other general and administrative expenses increased $498,000 due to a number of factors, including one-time expenses of roughly $190,000 relating to business relations and customer appreciation in conjunction with our 100-year celebration, a $159,000 increase in state and local taxes, and a $67,000 increase in deposit related expense as a result of our offering some new deposit products. Regulatory expense increased $177,000 for the six months ended June 30, 2023, compared the same period in 2022, primarily due to an increase in deposit insurance assessments instituted in early 2023. Professional fees increased $121,000 for the six months ended June 30, 2023, compared to the same prior year period, primarily as a result of $419,000 in expenses related to the exploration, negotiation and due diligence associated with a potential business combination which was terminated during the second quarter 2023, partially offset by a $113,000 decrease in examination fees and a $101,000 reduction in human resources recruitment fees. Partially offsetting these increases were decreases in salaries and employee benefits of $213,000, primarily due a $942,000 reduction in ESOP compensation as we discontinued the ESOP late in 2022, a $249,000 decrease in commissions related to lower sales on loans and wealth management products/services, and a $103,000 decrease in health insurance due to a broker renewal incentive received in 2023, partially offset by a $687,000 increase in salaries and wages and a $373,000 increase in profit-sharing contributions as we implemented a profit-sharing plan in 2023 to replace the ESOP.

Federal Income Tax Expense. The federal income tax provision decreased $595,000 for the six months ended June 30, 2023, compared to the same period in 2022, primarily as a result of a $3.1 million decrease in income before federal income taxes for the six months ended June 30, 2023.

Liquidity and Capital Resources

We are required to have sufficient sources of cash in order to maintain proper liquidity to ensure a safe and sound operation. We maintain liquidity above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other short-term investment securities. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At June 30, 2023, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $40.4 million and $41.2 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2023, totaled $362.8 million. Management’s policy is generally to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the second quarter of 2023, management elected to continue obtaining additional funds in the wholesale markets due to the considerable volatility in the banking industry. At June 30, 2023, we had $176.4 million in brokered deposits, which were comprised of $141.1 million of certificates of deposit, $25.1 million of interest-bearing demand deposits and $10.2 million of network money market deposits. At June 30, 2023, the Bank maintained credit facilities with the FHLB totaling $708.2 million, subject to qualifying collateral limits that reduced our pledged collateral borrowing capacity to $481.0 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $58.0 million from the FRB, and $50.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at June 30, 2023. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2023 we expect cash expenditures of $1.3 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Company, and returning a substantial portion of our cash to our shareholders. Assuming continued payment of quarterly dividends during 2023 at a rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of outstanding shares at June 30, 2023.

At June 30, 2023, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2023, will include (i) $437,000 of operating lease payments and (ii) other future obligations and accrued expenses of $21.2 million. At June 30, 2023, $95.0 million of our $120.0 million in FHLB borrowings were short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2023. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $158.7 million at June 30, 2023. Consistent with our goal to operate a sound and profitable financial organization we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of June 30, 2023, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of June 30, 2023 were as follows: Total capital to risk-weighted assets was 15.75%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.49%; and Tier 1 capital to total assets was 10.02%. At June 30, 2023, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2023, the Bank’s capital conservation buffer was 7.75%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2022 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while considering various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2023, the Bank held seven interest rate swap agreements with a total notional amount of $95.0 million, a weighted-average fixed interest rate of 1.05%, and weighted average remaining maturity of 41 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional fixed rate FHLB advance for comparable terms. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future. Please see the “Subsequent Events” section for details on additional derivatives acquired on July 17, 2023.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 61.0% of our net loans were adjustable-rate loans at June 30, 2023. At that date, $379.3 million, or 52.3%, of these loans, with a weighted-average of 4.39%, were at their floor. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At June 30, 2023, the Bank’s net loans receivable included $138.5 million of prime based loans, with no loans at a floor rate that exceeded their fully indexed rate.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2023, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2023
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
400	$32,726	(18.22)%
300	34,542	(13.69)
200	36,280	(9.34)
100	38,206	(4.53)
Base	40,019	—
(100)	42,574	6.38
(200)	43,554	8.83
(300)	43,290	8.17
(400)	43,266	8.11

The net interest income table presented above is predicated upon a static balance sheet with no growth or material change in asset or liability mix. The effects of changes in interest rates are based upon a cash flow simulation of our existing assets and liabilities and assuming that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities will perform as assumed. Also, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net interest income other than those indicated above.

At June 30, 2023, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief

Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s 2022 Form 10-K. The risks and uncertainties described in the 2022 Form 10-K continue to be present and should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occur, our business, financial condition, operating results or liquidity could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable
(b)     Not applicable
(c)    Not applicable

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Not applicable
(b)     Not applicable
(c)    Not applicable

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 10, 2023	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2023	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)