Form 10-Q
period 2023-09-30
First Financial Northwest, Inc.
filed 2023-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 7, 2023, 9,179,510 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	September 30, 2023	December 31, 2022
Assets
	(Unaudited)
Cash on hand and in banks	$8,074	$7,722
Interest-earning deposits with banks	49,618	16,598
Investments available-for-sale, at fair value	204,975	217,778
Investments held-to-maturity, at amortized cost	2,450	2,444
Loans receivable, net of allowance of $15,306, and $15,227	1,168,079	1,167,083
Federal Home Loan Bank ("FHLB") stock, at cost	6,803	7,512
Accrued interest receivable	7,263	6,513
Deferred tax assets, net	3,156	2,597
Premises and equipment, net	19,921	21,192
Bank owned life insurance ("BOLI"), net	37,398	36,286
Prepaid expenses and other assets	13,673	12,479
Right of use asset (“ROU”), net	2,818	3,275
Goodwill	889	889
Core deposit intangible, net	451	548
Total assets	$1,525,568	$1,502,916

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$104,164	$119,944
Interest-bearing deposits	1,106,246	1,050,096
Total deposits	1,210,410	1,170,040
FHLB advances	125,000	145,000
Advance payments from borrowers for taxes and insurance	4,760	3,051
Lease liability, net	3,011	3,454
Accrued interest payable	2,646	328
Other liabilities	20,506	20,683
Total liabilities	1,366,333	1,342,556

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,179,510 shares at September 30, 2023, and 9,127,595 shares at December 31, 2022	92	91
Additional paid-in capital	72,926	72,424
Retained earnings	96,206	95,059
Accumulated other comprehensive loss, net of tax	(9,989)	(7,214)
Total stockholders' equity	159,235	160,360
Total liabilities and stockholders' equity	$1,525,568	$1,502,916

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$16,918	$13,618	$49,796	$37,893
Investment securities	2,118	1,609	6,331	3,595
Interest-earning deposits with banks	525	125	1,381	181
Dividends on FHLB stock	113	83	364	228
Total interest income	19,674	15,435	57,872	41,897
Interest expense
Deposits	9,205	2,326	24,127	4,982
FHLB advances and other borrowings	766	392	2,476	1,006
Total interest expense	9,971	2,718	26,603	5,988
Net interest income	9,703	12,717	31,269	35,909
Recapture of provision for credit losses	(300)	(400)	(208)	(900)
Net interest income after recapture of provision for credit losses	10,003	13,117	31,477	36,809
Noninterest income
BOLI income	244	243	826	782
Wealth management revenue, net	53	89	193	276
Deposit related fees	247	245	722	705
Loan related fees	79	195	215	748
Other income, net	54	6	184	17
Total noninterest income	677	778	2,140	2,528
Noninterest expense
Salaries and employee benefits	5,018	5,417	15,543	16,156
Occupancy and equipment	1,193	1,188	3,517	3,621
Professional fees	553	549	1,857	1,732
Data processing	742	675	2,139	2,044
Regulatory assessments	200	105	568	295
Insurance and bond premiums	111	112	356	354
Marketing	97	92	273	226
Other general and administrative	856	876	2,975	2,497
Total noninterest expense	8,770	9,014	27,228	26,925
Income before federal income tax provision	1,910	4,881	6,389	12,412
Federal income tax provision	409	935	1,278	2,398
Net income	$1,501	$3,946	$5,111	$10,014
Basic earnings per common share	$0.16	$0.44	$0.56	$1.11
Diluted earnings per common share	$0.16	$0.43	$0.56	$1.10
Basic weighted average number of common shares outstanding	9,127,568	8,981,037	9,117,554	8,983,806
Diluted weighted average number of common shares outstanding	9,150,059	9,068,541	9,146,709	9,088,206

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,501	$3,946	$5,111	$10,014
Other comprehensive loss, before tax:
Unrealized holding losses on investments available-for-sale	(938)	(6,486)	(3,726)	(19,187)
Tax effect	197	1,362	783	4,029
Gains on cash flow hedges	720	3,182	213	9,569
Tax effect	(151)	(668)	(45)	(2,009)
Other comprehensive loss, net of tax	(172)	(2,610)	(2,775)	(7,598)
Total comprehensive income	$1,329	$1,336	$2,336	$2,416

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at June 30, 2023	9,148,086	$92	$72,544	$95,896	$(9,817)	$158,715
Net income	—	—	—	1,501	—	1,501
Other comprehensive loss, net of tax	—	—	—	—	(172)	(172)
Exercise of stock options	95,019	—	1,023	—	—	1,023
Issuance of common stock - restricted stock awards, net	13,000	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	270	—	—	270
Canceled common stock - restricted stock awards	(76,595)	—	(911)	—	—	(911)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,191)	—	(1,191)
Balances at September 30, 2023	9,179,510	$92	$72,926	$96,206	$(9,989)	$159,235

	Nine Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$160,360
Net income	—	—	—	5,111	—	5,111
Other comprehensive loss, net of tax	—	—	—	—	(2,775)	(2,775)
Exercise of stock options	95,019	—	1,023	—	—	1,023
Issuance of common stock - restricted stock awards, net	40,618	1	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	497	—	—	497
Canceled common stock - stock awards	(83,722)	—	(1,018)	—	—	(1,018)
Cash dividend declared and paid ($0.39 per share)	—	—	—	(3,569)	—	(3,569)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	(395)
Balances at September 30, 2023	9,179,510	$92	$72,926	$96,206	$(9,989)	$159,235

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,111	$10,014
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for credit losses	(208)	(900)
Net amortization of premiums and discounts on investments	408	593
Depreciation of premises and equipment	1,531	1,642
Loss on disposal of premises and equipment	4	—
Deferred federal income taxes	284	515
Allocation of ESOP shares	—	1,372
Stock compensation expense	497	641
BOLI income	(826)	(782)
Annuity income	(9)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(884)	(306)
ROU	565	542
Advance payments from borrowers for taxes and insurance	1,709	2,124
Accrued interest receivable	(750)	(976)
Lease liability	(551)	(520)
Accrued interest payable	2,318	73
Other liabilities	(366)	9,176
Net cash provided by operating activities	8,833	23,202

Cash flows from investing activities:
Proceeds from calls and maturities of investments available-for-sale	—	3,781
Principal repayments on investments available-for-sale	8,669	13,796
Purchases of investments available-for-sale	—	(89,687)
Net increase in loans receivable	(1,096)	(38,987)
Redemption (purchase) of FHLB stock	709	(2,247)
Purchase of premises and equipment	(264)	(810)
Purchase of BOLI	(286)	(72)
Net cash provided (used) by investing activities	7,732	(114,226)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in deposits	$40,370	$(8,038)
Advances from the FHLB	179,000	105,000
Repayments of advances from the FHLB	(199,000)	(50,000)
Proceeds from stock options exercises	1,023	454
Net share settlement of stock awards	(1,017)	(226)
Repurchase and retirement of common stock	—	(1,398)
Dividends paid	(3,569)	(3,248)
Net cash provided by financing activities	16,807	42,544

Increase (decrease) in cash and cash equivalents	33,372	(48,480)
Cash and cash equivalents at beginning of period	24,320	73,391
Cash and cash equivalents at end of period	$57,692	$24,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$24,285	$5,915
Federal income taxes paid	1,900	2,000

Noncash items:
Change in unrealized loss on investments available-for-sale	$(3,726)	$(19,187)
Change in unrealized gain on cash flow hedges	213	9,569
Initial recognition of ROU	108	156
Initial recognition of lease liability	108	156
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	395	—

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to the Bank. First Financial Northwest is a bank holding company, having converted from a savings and loan holding company on March 31, 2015, and as a bank holding company is subject to regulation by the Federal Reserve Bank of San Francisco (“FRB”). The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

At September 30, 2023, the Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC (“2022 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for credit losses (“ACL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of individually analyzed loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU was effective for smaller reporting companies, such as the Company, on January 1, 2023. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU was effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. On January 1, 2023, the Company adopted this ASU, which resulted in a net of tax charge of $395,000 to retained earnings, and a $500,000 increase to allowance for credit losses for the cumulative effect of adopting this guidance. The impact that the transition to CECL had on the expected credit losses on unfunded commitments was deemed to be immaterial.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference London Interbank Offering Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the Company was no longer initiating or renewing loans using LIBOR as an index. The Company holds derivative instruments that use LIBOR as the reference rate that were impacted by the discontinuance of LIBOR on June 30, 2023. As of September 30, 2023, the Company’s derivative instruments’ variable-rate interest payments have been converted to be based on Secured Overnight Financing Rate (“SOFR”).

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2023. The Company had a $22,000 gross charge-off in consumer loans since the adoption of this ASU and the write off was included in the table with the summary of loans by type and risk category at September 30, 2023, in Note 5.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,616	$—	$(2,185)	$9,431
Freddie Mac	13,618	—	(2,216)	11,402
Ginnie Mae	28,299	—	(1,793)	26,506
Other	31,454	—	(2,169)	29,285
Municipal bonds	36,671	—	(7,341)	29,330
U.S. Government agencies	72,191	7	(1,491)	70,707
Corporate bonds	33,000	—	(4,686)	28,314
Total	$226,849	$7	$(21,881)	$204,975

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,800	$—	$(1,860)	$9,940
Freddie Mac	13,720	—	(1,831)	11,889
Ginnie Mae	29,426	18	(1,601)	27,843
Other	34,295	—	(1,906)	32,389
Municipal bonds	36,968	17	(6,102)	30,883
U.S. Government agencies	76,718	6	(2,370)	74,354
Corporate bonds	33,000	—	(2,520)	30,480
Total	$235,927	$41	$(18,190)	$217,778

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2023 and December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,431	$(2,185)	$9,431	$(2,185)
Freddie Mac	673	(57)	10,729	(2,159)	11,402	(2,216)
Ginnie Mae	11,547	(70)	14,959	(1,723)	26,506	(1,793)
Other	2,376	(104)	26,909	(2,065)	29,285	(2,169)
Municipal bonds	4,748	(175)	24,582	(7,166)	29,330	(7,341)
U.S. Government agencies	20	—	67,955	(1,491)	67,975	(1,491)
Corporate bonds	5,767	(233)	22,547	(4,453)	28,314	(4,686)
Total	$25,131	$(639)	$177,112	$(21,242)	$202,243	$(21,881)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,710	$(1,073)	$3,226	$(787)	$9,936	$(1,860)
Freddie Mac	4,677	(272)	6,476	(1,559)	11,153	(1,831)
Ginnie Mae	7,645	(310)	13,714	(1,291)	21,359	(1,601)
Other	27,430	(1,614)	4,959	(292)	32,389	(1,906)
Municipal bonds	7,892	(680)	20,901	(5,422)	28,793	(6,102)
U.S. Government agencies	43,664	(1,184)	30,224	(1,186)	73,888	(2,370)
Corporate bonds	17,241	(1,259)	13,239	(1,261)	30,480	(2,520)
Total	$115,259	$(6,392)	$92,739	$(11,798)	$207,998	$(18,190)

Available-for-sale (“AFS”) debt securities are considered impaired if the fair value is less than the amortized cost. On a quarterly basis, management evaluates impaired debt securities to determine if an allowance for credit losses is required. If it is determined that a credit loss exists and an allowance is required, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount of the impairment. For impaired debt securities that the Company does not intend to sell and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the impairment representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining impairment related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 131 securities and 123 securities in an unrealized loss position, with 114 and 62 of these securities in an unrealized loss position for 12 months or more, at September 30, 2023, and December 31, 2022, respectively. Management does not believe that the unrealized losses at September 30, 2023 and December 31, 2022 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the three and nine months ended September 30, 2023.

    The amortized cost and estimated fair value of investments available-for-sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2023
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$39,802	$39,194
Due after one year through five years	10,532	10,008
Due after five years through ten years	31,036	25,882
Due after ten years	60,492	53,267
	141,862	128,351
Mortgage-backed investments	84,987	76,624
Total	$226,849	$204,975

Under Washington state law, in order to participate in the public funds program, the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $26.0 million and $21.0 million were pledged as collateral for public deposits at September 30, 2023, and December 31, 2022, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and nine months ended September 30, 2023, there were no calls, sales or maturities of investment securities. For the three and nine months ended September 30, 2022, there were $399,000 and $3.8 million, respectively, in calls and maturities on investment securities with no gain or loss generated.

    In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. At September 30, 2023, the annuities were reported as investments held-to-maturity at an amortized cost of $2.5 million on the Company’s Consolidated Balance Sheets. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$260,970	$232,869
Permanent non-owner occupied	232,238	241,311
	493,208	474,180

Multifamily	140,022	126,866

Commercial real estate	394,691	407,904

Construction/land:
One-to-four family residential	43,532	52,492
Multifamily	2,043	15,393
Land	9,766	9,759
	55,341	77,644

Business	27,975	31,363

Consumer	72,148	64,353

Total loans receivable, gross	1,183,385	1,182,310

Less:
ACL(1)	15,306	15,227
Total loans receivable, net	$1,168,079	$1,167,083
(1) ACL on loans at December 31, 2022 was reported under the incurred loss method.

    At September 30, 2023, loans totaling $655.7 million were pledged to secure borrowings from the FHLB compared to $605.0 million at December 31, 2022. In addition, loans totaling $81.1 million and $87.7 million were pledged to FRB to secure a line of credit at September 30, 2023 and December 31, 2022, respectively.

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

    Management considers the guidance in Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2023, and December 31, 2022, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2023, and December 31, 2022 by type and risk category:

	September 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$56,489	$147,961	$95,279	$63,685	$32,015	$96,667	$492,096
Watch	—	—	—	—	—	711	711
Special mention	—	—	—	—	—	401	401
Substandard	—	—	—	—	—	—	—
Total one-to-four family residential	$56,489	$147,961	$95,279	$63,685	$32,015	$97,779	$493,208
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$3,335	$8,363	$22,892	$43,492	$26,079	$32,003	$136,164
Watch	—	—	—	—	—	2,257	2,257
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,601	1,601
Total multifamily	$3,335	$8,363	$22,892	$43,492	$26,079	$35,861	$140,022
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Continued)
	September 30, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
Commercial
Pass	$19,548	$35,248	$81,622	$78,694	$21,206	$106,640	$342,958
Watch	—	—	4,134	—	—	3,350	7,484
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	527	1,295	42,427	44,249
Total commercial real estate	$19,548	$35,248	$85,756	$79,221	$22,501	$152,417	$394,691
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction/land
Pass	$6,786	$28,395	$20,160	$—	$—	$—	$55,341
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$6,786	$28,395	$20,160	$—	$—	$—	$55,341
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$1,463	$4,525	$410	$1,385	$1,676	$18,516	$27,975
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$1,463	$4,525	$410	$1,385	$1,676	$18,516	$27,975
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$21,630	$25,371	$11,273	$5,747	$5,073	$2,825	$71,919
Watch	—	28	—	—		—	28
Special mention	—	—	—	—	—	—	—
Substandard	—	—	201	—	—	—	201
Total consumer	$21,630	$25,399	$11,474	$5,747	$5,073	$2,825	$72,148
Current YTD gross charge-offs	$—	$—	$—	$—	$22	$—	$22
Total loans receivable, gross
Pass	$109,251	$249,863	$231,636	$193,003	$86,049	$256,651	$1,126,453
Watch	—	28	4,134	—	—	6,318	10,480
Special mention	—	—	—	—	—	401	401
Substandard	—	—	201	527	1,295	44,028	46,051
Total loans	$109,251	$249,891	$235,971	$193,530	$87,344	$307,398	$1,183,385
Current YTD gross charge-offs	$—	$—	$—	$—	$22	$—	$22

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
(1) Deferred loan fees (costs) of $151,000 were excluded.

ACL. ACL is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate amounts previously charged-off and expected to be charged-off. The ACL, as reported in our consolidated balance sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by the charge-offs of loan amounts, net of recoveries.

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

At September 30, 2023, total loans receivable included $551,000 of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) compared to $784,000 at December 31, 2022. Although these loans were included in the population of loans collectively evaluated for impairment, no general allowance was allocated to them as these loans are 100% guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in the ACL for loans and the allowance for unfunded commitments was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
ACL - loans:
Beginning balance	$15,606	$15,227
Adjustment for adoption of Topic 326	—	500
Charge-offs	—	(22)
Recoveries	—	1
Recapture of provision for credit losses	(300)	(400)
Ending balance	$15,306	$15,306

Allowance for unfunded commitments:
Beginning balance	$439	$247
Provision for credit losses	—	192
Ending balance	$439	$439

Provision for credit losses:
ACL - loans	$(300)	$(400)
Allowance for unfunded commitments	—	192
Total	$(300)	$(208)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the ACL on loans at or for the three and nine months ended September 30, 2023, and in the allowance for loan and lease losses (“ALLL”) under the incurred loss methodology for the three and nine months ended September 30, 2022, by loan category:

	At or For the Three Months Ended September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606
Provision (recapture)	172	(15)	(430)	(24)	10	(13)	(300)
Ending balance	$5,746	$1,567	$3,937	$1,640	$357	$2,059	$15,306

	At or For the Nine Months Ended September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture)	182	274	(490)	(485)	(81)	200	(400)
Ending balance	$5,746	$1,567	$3,937	$1,640	$357	$2,059	$15,306

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

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2023, loans past due were $1.2 million, representing 0.10% of total loans receivable. In comparison, past due loans totaled $220,000, representing 0.02% of total loans receivable at December 31, 2022. The following tables present a summary of the aging of loans by type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Loans Past Due as of September 30, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$40	$293	$—	$333	$260,637	$260,970
Non-owner occupied	—	24	—	24	232,214	232,238
Multifamily	—	—	—	—	140,022	140,022
Commercial real estate	—	—	—	—	394,691	394,691
Construction/land	—		—	—	55,341	55,341
Total real estate	40	317	—	357	1,082,905	1,083,262
Business	—	—	—	—	27,975	27,975
Consumer	680	—	201	881	71,267	72,148
Total loans	$720	$317	$201	$1,238	$1,182,147	$1,183,385
 ________________

(1) There were no loans 90 days and or more past due and still accruing interest at September 30, 2023.

	Loans Past Due as of December 31, 2022
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$233,785	$233,785
Non-owner occupied	27	—	—	27	242,024	242,051
Multifamily	—	—	—	—	126,895	126,895
Commercial real estate	—	—	—	—	407,882	407,882
Construction/land	—	—	—	—	78,120	78,120
Total real estate	27	—	—	27	1,088,706	1,088,733
Business	—	—	—	—	31,371	31,371
Consumer	—	—	193	193	61,862	62,055
Total loans	$27	$—	$193	$220	$1,181,939	$1,182,159
_________________

(1) There were no loans 90 days and or more past due and still accruing interest at December 31, 2022. Deferred loan fees (costs) of $151,000 were excluded.

Nonperforming Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $201,000 at September 30, 2023 and $193,000 at December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$493,208	$140,022	$394,691	$55,341	$27,975	$71,947	$1,183,184
Nonperforming	—	—	—	—	—	201	201
Total loans	$493,208	$140,022	$394,691	$55,341	$27,975	$72,148	$1,183,385
_____________

(1) There were $261.0 million of owner-occupied one-to-four family residential loans and $232.2 million of non-owner occupied one-to-four family residential loans classified as performing.

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$475,836	$126,895	$407,882	$78,120	$31,371	$61,862	$1,181,966
Nonperforming	—	—	—	—	—	193	193
Total loans	$475,836	$126,895	$407,882	$78,120	$31,371	$62,055	$1,182,159
_____________

(1) Deferred loan fees (costs) of $151,000 were excluded.
(2) There were $233.8 million of owner-occupied one-to-four family residential loans and $242.1 million of non-owner occupied one-to-four family residential loans classified as performing.

The following table presents the amortized cost basis of collateral dependent loans by class as of September 30, 2023:

September 30, 2023
(In thousands)
Loans with related allowance:
Multifamily	$1,601
Commercial real estate	44,249
Total	$45,850

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
(2) Contractual loan principal balance.

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of September 30, 2023:

	September 30, 2023
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

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2022:

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

TDRs. On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) which eliminated the accounting guidance for TDR for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and nine months ended September 30, 2023. At September 30, 2022, the Company had no TDRs. TDRs that default after they have been modified are typically evaluated individually on a collateral basis.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Prepaid Expenses and Other Assets

Included in “Prepaid expenses and other assets” on the Consolidated Balance Sheets is an investment that the Company has in a Fintech Focused Fund (the “Fund”) that is designed to help accelerate technology adoption at banks. This equity investment is held at fair value, as reported by the Fund. During the nine months ended September 30, 2023, we contributed $200,000 to the Fund and recognized gains of $152,000. The Company has committed up to $1.0 million in capital for the Fund; however, the Company is not obligated to fund these commitments prior to a capital call.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,431	$—	$9,431	$—
Freddie Mac	11,402	—	11,402	—
Ginnie Mae	26,506	—	26,506	—
Other	29,285	—	29,285	—
Municipal bonds	29,330	—	29,330	—
U.S. Government agencies	70,707	39,194	31,513	—
Corporate bonds	28,314	—	28,314	—
Total available-for-sale investments	204,975	39,194	165,781	—
Derivative fair value asset	10,698	—	10,698	—
Total	$215,673	$39,194	$176,479	$—

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$45,850	$—	$—	$45,850
Total	$45,850	$—	$—	$45,850

	Fair Value Measurements at December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$48,521	$—	$—	$48,521
Total	$48,521	$—	$—	$48,521
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

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$45,850	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 0% (0.0%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$48,521	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 6.91% (0.06%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2023
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,074	$8,074	$8,074	$—	$—
Interest-earning deposits with banks	49,618	49,618	49,618	—	—
Investments available-for-sale	204,975	204,975	39,194	165,781	—
Investments held-to-maturity	2,450	2,450	—	2,450	—
Loans receivable, net	1,168,079	1,101,010	—	—	1,101,010
FHLB stock	6,803	6,803	—	6,803	—
Accrued interest receivable	7,263	7,263	—	7,263	—
Derivative fair value asset	10,698	10,698	—	10,698	—

Financial Liabilities:
Deposits	684,992	684,992	684,992	—	—
Certificates of deposit, retail	349,446	343,663	—	343,663	—
Brokered deposits	175,972	175,808	—	175,808	—
Advances from the FHLB	125,000	124,998	—	124,998	—
Accrued interest payable	2,646	2,646	—	2,646	—

	December 31, 2022
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,722	$7,722	$7,722	$—	$—
Interest-earning deposits with banks	16,598	16,598	16,598	—	—
Investments available-for-sale	217,778	217,778	39,186	178,592	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,167,083	1,120,403	—	—	1,120,403
FHLB stock	7,512	7,512	—	7,512	—
Accrued interest receivable	6,513	6,513	—	6,513	—
Derivative fair value asset	10,485	10,485	—	10,485	—

Financial Liabilities:
Deposits	782,600	782,600	782,600	—	—
Certificates of deposit, retail	262,554	254,004	—	254,004	—
Brokered deposits	124,886	124,843	—	124,843	—
Advances from the FHLB	145,000	144,999	—	144,999	—
Accrued interest payable	328	328	—	328	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing a ROU and related lease liabilities on the Company’s Consolidated Balance Sheets. At September 30, 2023, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from eight months to 7.3 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2023, the Company was committed to paying $74,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the dates indicated:

	At or For the Three and Nine Months Ended September 30, 2023	At or For the Three and Nine Months Ended September 30, 2022
	(Dollars in thousands)
Lease expense, quarter-to-date	$279	$270
Lease expense, year-to-date	862	835
ROU	2,818	3,260
Lease liability	3,011	3,441
Weighted average remaining term	4.9 years	5.8 years
Weighted average discount rate	2.29%	1.98%

The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2023 and the discounted lease liability at that date:

September 30, 2023
(In thousands)
Due through one year	$868
Due after one year through two years	740
Due after two years through three years	445
Due after three years through four years	303
Due after four years through five years	309
Due after five years	510
Total minimum lease payments	3,175
Less: present value discount	164
Lease liability	$3,011

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At September 30, 2023, the hedged cash flows had a total notional amount of $125.0 million and consisted of rolling one-month or three-month FHLB advances that renew at the fixed interest rate at each renewal date. These hedging instruments have two to eight year terms, with remaining terms ranging from one month to 6.0 years, a weighted average remaining term of 3.0 years, and stipulate that the counterparty will pay the Company a rate based on one-month or three-month SOFR and the Company will pay a weighted-average fixed interest of 1.84% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement, and includes this amount as part of its interest expense on the Company’s Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month SOFR-based interest received from the counterparty. At September 30, 2023, a $10.7 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $8.5 million was included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet. There were no amounts recorded on the Consolidated Income Statements for the three and nine months ended September 30, 2023 or 2022, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

    The following table presents the fair value of these derivative instruments as of September 30, 2023 and December 31, 2022:

	Balance Sheet Location	Fair Value at September 30, 2023	Fair Value at December 31, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$10,698	$10,485

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended September 30, 2023	Amount Recognized in OCI for the three months ended September 30, 2022	Amount Recognized in OCI for the nine months ended September 30, 2023	Amount Recognized in OCI for the nine months ended September 30, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$569	$2,514	$168	$7,560

Note 10 - Stock-Based Compensation

In June 2016, First Financial Northwest’s shareholders approved the First Financial Northwest, Inc. 2016 Equity Incentive Plan (“2016 Plan”). This plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and restricted stock units until June 2026. The 2016 Plan established 1,400,000 shares available to grant with a maximum of 400,000 of these shares available to grant as restricted stock awards. Each share issued as a restricted stock award counts as two shares towards the total shares available to award.

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At September 30, 2023, there were 848,598 total shares available for grant under the 2016 Plan, including 144,299 shares available to be granted as restricted stock.

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

For the three months ended September 30, 2023 and 2022, total compensation expense for awards granted under the 2016 Plan was $270,000 and $327,000, respectively, and the related income tax benefit was $57,000 and $69,000, respectively. For the nine months ended September 30, 2023 and 2022, total compensation expense for awards granted under the 2016 Plan was $497,000 and $641,000, respectively, and the related income tax benefit was $104,000 and $135,000 respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At September 30, 2023, there were 122,500 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At September 30, 2023, there were 40,000 stock options granted from the 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s stock option plan awards and activity for the three and nine months ended September 30, 2023 are summarized as follows:

	For the Three Months Ended September 30, 2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2023	217,519	$11.20		$104,584	$4.10
Granted	40,000	12.06		—	2.98
Exercised	(95,019)	10.78		114,438	3.85
Outstanding at September 30, 2023	162,500	11.65	3.40	186,025	3.98
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	161,300	11.65	3.35	185,233	3.99
Exercisable at September 30, 2023	122,500	11.52	1.30	159,625	4.30

	For the Nine Months Ended September 30, 2023
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	217,519	$11.20		$823,028	$4.10
Granted	40,000	12.06		—	2.98
Exercised	(95,019)	10.78		114,438	3.85
Outstanding at September 30, 2023	162,500	11.65	3.40	186,025	3.98
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	161,300	11.65	3.35	185,233	3.99
Exercisable at September 30, 2023	122,500	11.52	1.30	159,625	4.30

As of September 30, 2023, there was $111,140 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.8 years. There were 40,000 stock options granted during the nine months ended September 30, 2023.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in nonvested restricted stock awards for the three and nine months ended September 30, 2023, are summarized as follows:

	For the Three Months Ended September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2023	27,618	$14.92
Granted	13,000	12.69
Vested	(13,000)	12.69
Nonvested at September 30, 2023	27,618	14.92
Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

	For the Nine Months Ended September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	31,272	$16.93
Granted	40,618	14.21
Vested	(44,272)	15.68
Nonvested at September 30, 2023	27,618	14.92
Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

As of September 30, 2023, there was $284,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining five month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2023 and 2022.

	Unrealized Losses on Available-for-Sale Securities	Unrealized Gains on Cash Flow Hedges	Total
	(In thousands)
Balance June 30, 2022	$(11,038)	$6,224	$(4,814)
Other comprehensive (loss) income before reclassifications	(5,124)	2,514	(2,610)
Net other comprehensive (loss) income	(5,124)	2,514	(2,610)
Balance September 30, 2022	$(16,162)	$8,738	$(7,424)

Balance December 31, 2021	$(1,004)	$1,178	$174
Other comprehensive (loss) income before reclassifications	(15,158)	7,560	(7,598)
Net other comprehensive (loss) income	(15,158)	7,560	(7,598)
Balance September 30, 2022	$(16,162)	$8,738	$(7,424)

Balance June 30, 2023	$(17,699)	$7,882	$(9,817)
Other comprehensive (loss) income before reclassifications	(741)	569	(172)
Net other comprehensive (loss) income	(741)	569	(172)
Balance September 30, 2023	$(18,440)	$8,451	$(9,989)

Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive (loss) income before reclassifications	(2,943)	168	(2,775)
Net other comprehensive (loss) income	(2,943)	168	(2,775)
Balance September 30, 2023	$(18,440)	$8,451	$(9,989)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income	$1,501	$3,946	$5,111	$10,014
Less: Earnings allocated to participating securities	(4)	(13)	(15)	(33)
Earnings allocated to common shareholders	$1,497	$3,933	$5,096	$9,981

Basic weighted average common shares outstanding	9,127,568	8,981,037	9,117,554	8,983,806
Dilutive stock options	13,991	75,195	23,069	90,608
Dilutive restricted stock grants	8,500	12,309	6,086	13,792
Diluted weighted average common shares outstanding	9,150,059	9,068,541	9,146,709	9,088,206

Basic earnings per share	$0.16	$0.44	$0.56	$1.11
Diluted earnings per share	$0.16	$0.43	$0.56	$1.10

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2023, there were 80,000 options to purchase shares of common stock and no restricted stock award shares that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. There were no options to purchase shares of common stock and no restricted stock award shares that were omitted from the computation of the diluted earnings per share at both the three and nine months ended September 30, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
BOLI change in cash surrender value (1)	$244	$243	$826	$782
Wealth management revenue	53	89	193	276
Deposit related fees	85	79	246	237
Debit card and ATM fees	162	166	476	468
Loan related fees	79	195	215	748
Other	54	6	184	17
Total noninterest income	$677	$778	$2,140	$2,528
_______________
(1) Not within scope of Topic 606

    For both the three and nine months ended September 30, 2023 and 2022, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At September 30, 2023, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth;
•changes in the interest rate environment including the recent increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the effects of any federal government shutdown;
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
•transition away from the LIBOR toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•results of examinations of us by FRB and our bank subsidiary by the FDIC, the Washington State DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through whole loan purchases and loan participations of commercial and multifamily real estate loans and purchases of consumer classic car loans that are outside of our primary market area. As a result of these efforts, our portfolio at September 30, 2023, included $156.2 million of loans to borrowers or secured by properties in 46 other states and the District of Columbia, with the largest concentrations of loans outside our primary market area located in California, Oregon, Florida, Texas, and Alabama totaling $35.1 million, $12.3 million, $11.3 million, $10.1 million and $7.9 million, respectively.

The Bank has affiliated with a SBA partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming a SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank is strategically broadening its commercial business lending offerings, encompassing products like business lines of credit, business term loans, and equipment financing. This expansion aims to enhance loan portfolio diversity, draw in business deposits, and bolster revenue generation. Moreover, it seeks to contribute to local economic development and cultivate enduring client relationships. As part of this initiative, the Bank has commenced a search for a senior credit officer specializing in commercial business lending during the current quarter, with plans to expand the team in the near future.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impact our net interest income and net interest margin. The Bank is currently liability-sensitive, meaning our interest-earning liabilities re-price at a faster rate than our interest-bearing assets. For the three months ended September 30, 2023, net interest margin decreased 96 basis points, to 2.69%, compared to 3.65% in the same quarter last year, primarily due to the cost of interest-bearing liabilities increasing faster than the yields on interest-earning assets in the rising rate environment. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 525 basis points, including 25 basis points during the third quarter of 2023, to a range of 5.25% to 5.50%. If the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, we expect further compression in our net interest margin.

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

Critical Accounting Estimates

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimate of the ACL and the calculation of deferred taxes. There have not been any material changes in the Company’s critical accounting estimates during the three and nine months ended September 30, 2023.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets were $1.53 billion at September 30, 2023, an increase of 1.5%, from $1.50 billion at December 31, 2022. The following table details the $22.7 million net change in the composition of our assets at September 30, 2023 from December 31, 2022.

	September 30, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$8,074	$7,722	$352	4.6%
Interest-earning deposits with banks	49,618	16,598	33,020	198.9
Investments available-for-sale, at fair value	204,975	217,778	(12,803)	(5.9)
Investments held-to-maturity, at amortized cost	2,450	2,444	6	0.2
Loans receivable, net	1,168,079	1,167,083	996	0.1
FHLB stock, at cost	6,803	7,512	(709)	(9.4)
Accrued interest receivable	7,263	6,513	750	11.5
Deferred tax assets, net	3,156	2,597	559	21.5
Premises and equipment, net	19,921	21,192	(1,271)	(6.0)
BOLI, net	37,398	36,286	1,112	3.1
Prepaid expenses and other assets	13,673	12,479	1,194	9.6
ROU, net	2,818	3,275	(457)	(14.0)
Goodwill	889	889	—	—
Core deposit intangible, net	451	548	(97)	(17.7)
Total assets	$1,525,568	$1,502,916	$22,652	1.5%

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased $33.0 million to $49.6 million during the nine months ended September 30, 2023. Management elected to continue maintaining additional on-balance sheet liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. Investments available-for-sale decreased $12.8 million, primarily due to regularly scheduled principal payments. No investment securities were purchased during the nine months ended September 30, 2023.

The effective duration of the investments available-for-sale at September 30, 2023 was 3.60%, compared to 3.65% at December 31, 2022. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $1.0 million, or 0.10% to $1.17 billion at September 30, 2023 from December 31, 2022, primarily due to growth in one-to-four family residential, multifamily and consumer loans of $19.0 million, $13.2 million and $7.8 million, respectively. Partially offsetting these increases was a decrease of $22.3 million in construction/land loans, primarily due to a $15.4 million multifamily construction loan that converted to a permanent loan in accordance with its terms during the period, and decreases in commercial real estate and business loans of $13.2 million and $3.4 million, respectively.

At September 30, 2023 and December 31, 2022, construction/land loans totaled 37.8% and 53.1% of total capital plus surplus, and non-owner occupied commercial real estate loans totaled 328.1% and 346.9% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines for total commercial real estate, residential, non-owner occupied, multifamily and construction/land loans of up to 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at September 30, 2023 and December 31, 2022. Total construction/land loans are net of $45.4 million and $41.4 million of loans-in-process (“LIP”), at September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023		December 31, 2022
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$140,022	100.0%	$126,866	100.0%

Commercial real estate:
Retail	130,101	33.0	132,917	32.6
Office	72,773	18.4	84,301	20.6
Hotel / motel	63,954	16.2	55,408	13.6
Storage	33,229	8.4	33,797	8.3
Mobile home park	21,285	5.4	25,283	6.2
Warehouse	19,446	4.9	19,917	4.9
Nursing home	11,676	3.0	12,348	3.0
Other non-residential	42,227	10.7	43,933	10.8
Total commercial real estate	394,691	100.0	407,904	100.0

Construction/land:
One-to-four family residential	43,532	78.7	52,492	67.6
Multifamily	2,043	3.7	15,393	19.8
Land	9,766	17.6	9,759	12.6
Total construction/land	55,341	100.0%	77,644	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$590,054		$612,414

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the nine months ended September 30, 2023, the Bank purchased $19.0 million of loans and loan participations located in Washington and other states, including $16.8 million of consumer loans secured by classic/collectible automobiles, $2.1 million of one-to-four family residential loans and $80,000 of multifamily loans. Management believes that the one-to-four family loans purchased will assist with its Community Reinvestment Act (“CRA”) efforts.

At September 30, 2023, the majority of our loan portfolio was secured by properties located in our primary market area; however, a significant amount of loans was secured by properties located in areas of Washington outside our primary market area and elsewhere. At September 30, 2023, total loans secured by collateral located outside of our primary market area (i) in Washington represented 18.9% of total loans, (ii) in California represented 3.0% of total loans, and (iii) outside the states of California and Washington represented 10.2% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$375,910	$86,899	$231,958	$54,694	$17,928	$11,142	$778,531
Pierce County	256	—	—	—	—	—	256
Snohomish County	—	984	11,180	—	—	8	12,172
Kitsap County	11,402	6	713	—	—	48	12,169
Other Washington Counties	97,479	44,104	73,739	647	5,020	3,118	224,107
California	1,498	6,166	16,757	—	37	10,676	35,134
Outside Washington and California (1)	6,663	1,863	60,344	—	4,990	47,156	121,016
Total loans	$493,208	$140,022	$394,691	$55,341	$27,975	$72,148	$1,183,385
_______________
(1) Includes loans in Oregon, Florida, Texas and Alabama of $12.3 million, $11.3 million, $10.1 million and $7.9 million, respectively, and $79.4 million of loans located in 41 other states and the District of Columbia.

The ACL increased $100,000 to $15.3 million at September 30, 2023, from $15.2 million at December 31, 2022, representing 1.29% of total loans receivable at both dates. The increase was primarily the result of a $500,000 one-time adjustment related to the adoption of ASU 2016-13, Topic 326, partially offset by a $400,000 recapture of provision for credit losses during the nine-month period ending September 30, 2023, due primarily to credit upgrades and payoffs of loans carrying higher credit risk ratings during the period.

At September 30, 2023, the Company had no allowance for individually evaluated loans. Nine modified loans that were individually analyzed for a specific allowance at December 31, 2022, were transferred to the pool of loans with similar characteristics for general allowance calculation in the first quarter of 2023 in connection with the adoption of ASU 2022-02.

We believe the ACL at September 30, 2023, was adequate to absorb the expected losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherent in the business environment as described in further detail in Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of our 2022 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $1.2 million and $220,000, or 0.10% and 0.02% of total loans, at September 30, 2023 and December 31, 2022, respectively.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Our credit quality remained strong with nonperforming loans consisting solely of nonaccrual loans totaling $201,000 and $193,000 at September 30, 2023 and December 31, 2022, respectively, representing 0.02% of total loans on both dates. We had no other real estate owned properties, foreclosed assets or accruing loans 90 days or more past due as of both September 30, 2023 and December 31, 2022.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case. Our success in this area is reflected by our low nonperforming assets.

Deposits. Deposit accounts consisted of the following:

	Balance at September 30, 2023	Balance at December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$104,164	$119,944	$(15,780)	(13.2)%
Interest-bearing demand	60,816	96,632	(35,816)	(37.1)
Savings	18,844	23,636	(4,792)	(20.3)
Money market	501,168	542,388	(41,220)	(7.6)
Certificates of deposit, retail	349,446	262,554	86,892	33.1
Brokered deposits(1)	175,972	124,886	51,086	40.9
	$1,210,410	$1,170,040	$40,370	3.5
(1) Includes $140.6 million of certificates of deposits, $25.1 million of interest-bearing demand deposits and $10.3 million of network money market deposits at September 30, 2023 and $89.8 million of certificates of deposits, $25.1 million of interest-bearing demand deposits and $10.0 million of network money market deposits at December 31, 2022

Deposits increased $40.4 million to $1.21 billion at September 30, 2023 compared to $1.17 billion at December 31, 2022. Declines in money market, interest-bearing demand, noninterest-bearing demand, and savings deposits of $97.6 million in the aggregate, were more than offset by a $86.9 million increase in retail certificates of deposits due in large part to promotions of these products this year and a $51.1 million increase in brokered deposits. For the first nine months of 2023, management elected to maintain additional on-balance sheet liquidity by obtaining funds from the wholesale markets due to the considerable volatility in the banking industry. The Bank continues to consider multiple funding alternatives in addition to customer deposits, including wholesale markets, brokered deposits, and the national deposit market.

At September 30, 2023 and December 31, 2022, we held $81.8 million and $61.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances totaled $125.0 million and $145.0 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, FHLB advances included $90.0 million of fixed-rate one-month advances that renew monthly and $35.0 million of fixed-rate three-month advances that renew quarterly. These advances are utilized in cash flow hedge agreements as described below. At September 30, 2023, all of our FHLB advances were due to reprice in less than two months.

Cash Flow Hedge. To assist in our interest rate risk management efforts, the Bank has entered into multiple interest rate swap agreements with qualified institutions. Each interest rate swap agreement qualifies as a cash flow hedge of the variability of future interest payments attributable to the changes in one-month or three-month SOFR. The objective of the cash flow hedge is to offset the variability of cash flows due to the rollover of the Bank’s FHLB, or other advances, for one-month or three-months, respectively, for the term of the agreement.

The following table presents details of the Bank’s interest rate swap agreements as of September 30, 2023. For each interest rate swap agreement listed, the Bank has secured a FHLB advance for the notional amount that matures and is subject to repricing at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original terms of these interest rate swap agreements range from two to eight years.

Notional amount	Start Date	Maturity Date	Fixed rate paid to counterparty	Index rate received from counterparty	Repricing Frequency
(Dollars in thousands)
$15,000	9/27/2019	9/27/2024	1.440%	1-month SOFR	monthly
10,000	11/20/2019	11/20/2023	1.585	3-month SOFR	quarterly
15,000	3/2/2020	3/2/2026	0.911	1-month SOFR	monthly
15,000	3/2/2020	3/2/2027	0.937	1-month SOFR	monthly
15,000	3/2/2020	3/2/2028	0.984	1-month SOFR	monthly
15,000	10/25/2021	10/25/2028	0.793	3-month SOFR	quarterly
10,000	10/25/2021	10/25/2029	0.800	3-month SOFR	quarterly
15,000	7/17/2023	7/17/2025	4.565	1-month SOFR	monthly
15,000	7/17/2023	7/17/2026	4.149	1-month SOFR	monthly

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2023 and December 31, 2022, we recognized fair value assets of $10.7 million and $10.5 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Stockholders’ equity decreased to $159.2 million at September 30, 2023, from $160.4 million at December 31, 2022. The decrease in stockholders’ equity during the nine months ended September 30, 2023, was due to the payment of $3.6 million of dividends, $500,000 in stock based compensation expense, a $395,000 adjustment, net of tax, related to the adoption of CECL, and a $2.8 million increase in accumulated other comprehensive loss, net of tax, resulting from unrealized losses in securities available-for-sale of $3.7 million and unrealized gains on the fair value of cash flow hedges of $210,000, partially offset by $5.1 million of net income.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Dividend paid per common share	$0.13	$0.12	$0.39	$0.36
Dividend payout ratio (1)	79.3%	27.4%	69.8%	32.4%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income for the three months ended September 30, 2023, was $1.5 million, or $0.16 per diluted share compared to $3.9 million, or $0.43 per diluted share for the three months ended September 30, 2022. The $2.4 million decrease in net income was primarily due to a $7.3 million increase in interest expense that more than offset a $4.2 million increase in interest income and $244,000 decrease in noninterest expense. Also contributing to the decrease in net income was a $101,000 decrease in noninterest income and a $100,000 decrease in the recapture of provision for credit losses.

Net Interest Income. Net interest income for the three months ended September 30, 2023, decreased $3.0 million to $9.7 million from $12.7 million for the three months ended September 30, 2022. The decrease was primarily due to higher interest expense on deposits and borrowings, primarily reflecting the continued increase in market interest rates due to the ongoing increases to the targeted federal funds rate and continued intense competition for deposits, partially offset by higher income on loans, including fees, and investment securities. Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve System has increased the target range for the federal funds rate 11 times, including a 25 basis points increase during the third quarter of 2023, to a range of 5.25% to 5.50%.

Interest income increased $4.2 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to the ongoing increases to the targeted federal funds rate and corresponding increases to the prime lending rate and other short term market rates, including SOFR, that positively impact the Company’s yields on variable rate loans and investment securities. Interest income on loans increased $3.3 million due to increases in the average loan yields and, to a lesser extent, average loan balances. Average loan yield increased to 5.73% for the three months ended September 30, 2023, from 4.77% for the three months ended September 30, 2022, due in large part to recent increases in the targeted federal funds rate that increased our returns from variable rate loans. The average balance of loans receivable increased $39.3 million to $1.17 billion for the three months ended September 30, 2023 from $1.13 billion for the same period in 2022.

Interest income from investment securities increased $509,000 for the three months ended September 30, 2023, compared to the same period in 2022, due to a 108 basis point increase in the average yield to 3.98% for the three months ended September 30, 2023, compared to 2.90% for the same period in 2022, due largely to the continued increases in the targeted federal funds rate and related market rates that favorably impacted our variable rate investment securities, partially offset by a $9.0 million decrease in the average balance of these securities.

Interest income on interest-earning deposits increased $400,000 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was a combined result of a $15.6 million increase in the average balance and a 316 basis point increase in the average yield to 5.18% for the three months ended September 30, 2023, from 2.02% for the three months ended September 30, 2022, due largely to the continued increases in the targeted federal funds rate and related market rates.

Dividends on FHLB Stock increased $30,000 for the three months ended September 30, 2023 compared to the same period in 2022. The average yield increased to 6.57% for the three months ended September 30, 2023, from 5.56% for the three months ended September 30, 2022. The average balance increased $897,000 between the comparable periods.

Interest expense increased $7.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, with interest expense on deposits and borrowings increasing $6.9 million and $374,000, respectively. The increase in the interest expense on deposits was primarily due to an increase in the average rate paid on interest-bearing deposits, in particular money market accounts, certificates of deposit and brokered deposits, which increased 231 basis points to 3.24% for the three months ended September 30, 2023, compared to 0.93% for the three months ended September 30, 2022 and, to a lesser extent, the higher average balance of certificates of deposits and brokered deposits. For the three months ended September 30, 2023, the average balance of certificates of deposit and brokered deposits increased $90.1 million and $107.0 million, respectively, outpacing the decreases in interest-bearing demand and money market accounts of $24.7 million and $126.2 million respectively, compared to the same period in 2022, resulting in a net increase of $41.2 million in higher costing interest-bearing deposits.

Interest expense on borrowings increased $374,000 as a result of a $20.1 million increase in the average balance and a 94 basis point increase in average cost for the three months ended September 30, 2023, as compared to the same period in 2022.

The Company’s net interest margin was 2.69% for the three months ended September 30, 2023, compared to 3.65% for the three months ended September 30, 2022. The decrease was primarily due to the cost of interest-bearing liabilities outpacing the yields on interest-earning assets, with a 231 basis points increase in our average cost of interest-bearing liabilities to 3.24% from 0.93%, partially offset by a 103 basis point increase in the average yield on interest earning assets to 5.46% from 4.43% between periods. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended September 30, 2023 Compared to September 30, 2022 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$2,828	$472	$3,300
Investment securities, taxable	574	(63)	511
Investment securities, non-taxable	1	(3)	(2)
Interest-earning deposits with banks	320	80	400
FHLB stock	17	13	30
Total net change in income on interest-earning assets	3,740	499	4,239

Interest-bearing liabilities:
Interest-bearing demand deposits	174	(36)	138
Savings deposits	(1)	—	(1)
Money market deposits	2,807	(204)	2,603
Certificates of deposit, retail	1,864	295	2,159
Brokered deposits	1,456	524	1,980
Borrowings	299	75	374
Total net change in expense on interest-bearing liabilities	6,599	654	7,253
Total net change in net interest income	$(2,859)	$(155)	$(3,014)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2023 and 2022. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,171,483	$16,918	5.73%	$1,132,233	$13,618	4.77%
Investment securities, taxable	188,889	1,991	4.18	197,228	1,480	2.98
Investment securities, non-taxable	22,402	127	2.25	23,016	129	2.22
Interest-earning deposits with banks	40,202	525	5.18	24,565	125	2.02
FHLB stock	6,820	113	6.57	5,923	83	5.56
Total interest-earning assets	1,429,796	19,674	5.46	1,382,965	15,435	4.43
Noninterest earning assets	92,428			87,851
Total average assets	$1,522,224			$1,470,816

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$77,689	$289	1.48%	$102,377	$151	0.59%
Savings deposits	19,653	1	0.02	24,619	2	0.03
Money market deposits	466,159	3,562	3.03	592,331	959	0.64
Certificates of deposit, retail	357,378	3,033	3.37	267,300	874	1.30
Brokered deposits	176,445	2,320	5.22	69,452	340	1.94
Total interest-bearing deposits	1,097,324	9,205	3.33	1,056,079	2,326	0.87
Borrowings	125,402	766	2.42	105,272	392	1.48
Total interest-bearing liabilities	1,222,726	9,971	3.24	1,161,351	2,718	0.93
Noninterest bearing liabilities	139,199			150,950
Average equity	160,299			158,515
Total average liabilities and equity	$1,522,224			$1,470,816
Net interest income		$9,703			$12,717
Net interest margin			2.69%			3.65%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimate of credit losses over the remaining expected life of loans in the portfolio. The Company’s methodology is to build a reserve rate using historical life of loan default rates combined with assessment of current loan portfolio information, forecasted economic environment and business cycle information. The Company uses statistical analysis to determine the life of loan default and loss rates for the quantitative component and analyzes qualitative factors (“Q-Factors”) that assess the current loan portfolio conditions and forecasted economic environment. The Q-Factors adjust the expected loss rates for current and forecasted conditions that are not fully provided for in the historical loss information. The Company has established a methodology for adjusting the previously determined expected loss rates based on the more recent or forecasted changes. The Q-Factor methodology is based on a blend of quantitative analysis and management judgement and reviewed on a quarterly basis.

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

The Company also records an allowance for credit losses on unfunded loan commitments on a quarterly basis. We estimate expected credit losses on unfunded loan commitments in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. The $300,000 recapture of provision for credit losses for the quarter ended September 30, 2023, did not include any provision for unfunded commitments as our quarterly analysis indicated that a $430,000 allowance for unfunded commitments was appropriate for both second and third quarter of 2023. The provision for unfunded commitments was $1,000 for the quarter ended September 30, 2022.

During the three months ended September 30, 2023, management evaluated the adequacy of the ACL and concluded that a $300,000 recapture of provision for credit losses was appropriate. The recapture was due to the payoff of a $4.6 million commercial real estate loan that carried a higher credit risk rating, a credit upgrade to an $8.7 million commercial real estate loan and reduction in loans receivable during the quarter. In comparison, a $400,000 recapture of provision for credit losses was recorded for the quarter ended September 30, 2022. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

Noninterest Income. Noninterest income decreased $101,000 to $677,000 for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
BOLI income	$244	$243	$1	0.4%
Wealth management revenue	53	89	(36)	(40.4)
Deposit related fees	247	245	2	0.8
Loan related fees	79	195	(116)	(59.5)
Other	54	6	48	800.0
Total noninterest income	$677	$778	$(101)	(13.0)%

    During the three months ended September 30, 2023, compared to the three months ended September 30, 2022, loan related fees decreased $116,000, primarily attributable to a $100,000 decrease in annual fees earned on a business line of credit (“LOC”) due to the timing difference in the receipt of such fees in the comparable periods; while wealth management revenue decreased $36,000 due to decreased sales of products and services. These decreases were partially offset by a $48,000 increase in other noninterest income as a result of a $44,000 distribution received from our investment in a fintech focused fund.

    Noninterest Expense. Noninterest expense decreased $244,000 to $8.8 million for the three months ended September 30, 2023, from $9.0 million for the three months ended September 30, 2022.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$5,018	$5,417	$(399)	(7.4)%
Occupancy and equipment	1,193	1,188	5	0.4
Professional fees	553	549	4	0.7
Data processing	742	675	67	9.9
Regulatory assessments	200	105	95	90.5
Insurance and bond premiums	111	112	(1)	(0.9)
Marketing	97	92	5	5.4
Other general and administrative	856	876	(20)	(2.3)
Total noninterest expense	$8,770	$9,014	$(244)	(2.7)%

The decrease in noninterest expense for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, was primarily due to a $399,000 decrease in salaries and employee benefits. Salaries and employee benefits decreased as a result of a $430,000 reduction in Employee Stock Ownership Plan (“ESOP”) compensation-related expense as we discontinued the ESOP late in 2022, a $250,000 decrease in accrued incentive based compensation due to our adjusting the budgeted accrual to the expected year-end incentive payout, a $97,000 decrease in commissions related to lower sales on loans and wealth management products and services, partially offset by a $183,000 increase in profit-sharing accrual and $162,000 increase in salaries. Partially offsetting the decrease in noninterest expense was a $95,000 increase in regulatory assessments resulting from the FDIC insurance assessment rate increasing by two basis points this year and a $67,000 increase in data processing fees.

Federal Income Tax Expense. The federal income tax provision decreased to $409,000 for the three months ended September 30, 2023, compared to $935,000 for the same period in 2022, primarily due to a $3.0 million decrease in income before federal income tax provision.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income for the nine months ended September 30, 2023 was $5.1 million, or $0.56 per diluted share, compared to net income of $10.0 million, or $1.10 per diluted share for the nine months ended September 30, 2022. The decrease in net income was primarily the result of a $4.6 million decrease in net interest income, a $692,000 decrease in recapture of provision for credit losses, a $303,000 increase in noninterest expense and a $388,000 decrease in noninterest income.

Net Interest Income. Net interest income for the nine months ended September 30, 2023 was $31.3 million, compared to $35.9 million for the same period in 2022. The decrease was due to the increase in interest expense outpacing the increase in interest income between these comparative periods.

Interest income increased by $16.0 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an $11.9 million increase in interest income on loans, a $2.7 million increase in interest income on investment securities and $1.2 million increase in interest-earning deposits with banks. The average yield on loans increased to 5.67% in the nine months ended September 30, 2023, compared to 4.52% in the nine months ended September 30, 2022. The increase in the average loan yield was primarily the result of the continued increases to the targeted federal funds rate. In addition, the average balance of net loans receivable increased $52.7 million between the comparative periods.

Interest income on investment securities increased $2.7 million, primarily as a result of an increase in the average yield on and, to a lesser extent, the average balance of, taxable investment securities. The average yield of taxable securities increased 164 basis points to 4.12% for the nine months ended September 30, 2023 from 2.48% for the nine months ended September 30, 2022. The average balance of taxable investment securities increased $19.3 million for the nine months ended September 30, 2023, compared to the same period in 2022.

Interest income on interest-earning deposits increased $1.2 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in the average yield earned on these deposits. The average yield on interest-earning deposits increased 415 basis points to 4.91% from 0.76% while the average balance increased $5.6 million between the comparative periods.

Dividends on FHLB stock increased $136,000 for the nine months ended September 30, 2023, compared to the same period in 2022. The average yield increased to 7.00% for the nine months ended September 30, 2023, from 5.29% for the nine months ended September 30, 2022. The average balance increased $1.2 million between the comparable periods.

Interest expense increased $20.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in rates paid on money market accounts, retail certificates of deposit, brokered deposits and, to a lesser extent, interest-bearing demand accounts. Interest expense on money market accounts increased $7.9 million, primarily due to a 227 basis point increase in average cost, partially offset by an $118.3 million decrease in average balance between periods. Interest expense on retail certificates of deposit increased $4.9 million, primarily due to increases in both average cost and average yield. The average yield of these deposits increased 168 basis points and the average balance increased $65.2 million between the comparable periods. Interest expense on brokered deposits increased $5.7 million, primarily due to increases in both average cost and average balance. The average yield of brokered deposits increased 315 basis points and the average balance increased $135.9 million between the comparable periods. During the nine months ended September 30, 2023, the Bank supplemented its on-balance sheet liquidity and funding needs with brokered deposits. In addition, interest expense on interest-bearing demand deposits increased $742,000 between the comparable periods due to a 119 basis point increase in the average cost of interest-bearing demand deposits, partially offset by an $15.7 million decrease in average balance.

Interest expense on borrowings increased $1.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The average cost of borrowings increased to 2.56% for the nine months ended September 30, 2023, from 1.32% for the nine months ended September 30, 2022, and the average balance increased by $27.6 million between periods.

The Company’s net interest margin decreased to 2.91% for the nine months ended September 30, 2023, from 3.54% for the nine months ended September 30, 2022. The decrease was due primarily to the increase in interest expense outpacing the increase in interest income, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2023 Compared to September 30, 2022 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$10,123	$1,780	$11,903
Investment securities, taxable	2,366	358	2,724
Investment securities, non-taxable	27	(15)	12
Interest-earning deposits with banks	1,169	31	1,200
FHLB stock	89	47	136
Total net change in income on interest-earning assets	13,774	2,201	15,975

Interest-bearing liabilities:
Interest-bearing demand deposits	776	(34)	742
Savings deposits	1	(1)	—
Money market deposits	8,212	(358)	7,854
Certificates of deposit, retail	4,259	605	4,864
Brokered deposits	3,863	1,822	5,685
Borrowings	1,197	273	1,470
Total net change in expense on interest-bearing liabilities	18,308	2,307	20,615
Total change in net interest income	$(4,534)	$(106)	$(4,640)

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2023 and 2022. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,174,331	$49,796	5.67%	$1,121,642	$37,893	4.52%
Investments securities, taxable	192,825	5,949	4.12	173,562	3,225	2.48
Investments securities, non-taxable	22,601	382	2.26	23,532	370	2.10
Interest-earning deposits with banks	37,608	1,381	4.91	32,051	181	0.76
FHLB stock	6,950	364	7.00	5,767	228	5.29
Total interest-earning assets	1,434,315	57,872	5.39	1,356,554	41,897	4.13
Noninterest earning assets	92,013			85,575
Total average assets	$1,526,328			$1,442,129

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$86,766	$963	1.48%	$102,509	$221	0.29%
Savings deposits	21,188	5	0.03	23,856	5	0.03
Money market deposits	484,415	9,679	2.67	602,742	1,825	0.40
Certificates of deposit, retail	340,046	7,414	2.92	274,813	2,550	1.24
Brokered deposits	164,283	6,066	4.94	28,407	381	1.79
Total interest-bearing deposits	1,096,698	24,127	2.94	1,032,327	4,982	0.65
Borrowings	129,381	2,476	2.56	101,740	1,006	1.32
Total interest-bearing liabilities	1,226,079	26,603	2.90	1,134,067	5,988	0.71
Noninterest bearing liabilities	139,562			149,523
Average equity	160,687			158,539
Total average liabilities and equity	$1,526,328			$1,442,129
Net interest income		$31,269			$35,909
Net interest margin			2.91%			3.54%

Provision for Credit Losses - Loans. During the nine months ended September 30, 2023, management evaluated the adequacy of the ACL and concluded that a $208,000 recapture of provision for credit losses was appropriate. The recapture was due in part to changes in the balances and mix of portfolio loans during the period, credit upgrades to $10.8 million of commercial real estate loans, the payoff of a $4.6 million commercial real estate loan that carried a higher credit risk rating, and changes in the economic forecasts used for loans and unfunded commitments in the ACL model. In comparison, a $900,000 recapture of provision for loan losses was recognized in the nine months ended September 30, 2022, which was primarily attributable to $14.4 million of loans downgraded to substandard, which resulted in these loans being individually analyzed for required specific reserves (rather than general reserves) and which analysis indicated no additional specific allowance was needed due to their collateral values being higher than the loan balances. By removing these loans from the general reserve calculations, the general allowance was reduced, contributing to the recapture of the general allowance for the loans. In addition, changes in the composition of our loan portfolio contributed to the recapture of provision for the nine months ended September 30, 2022. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
ACL/ALLL as a percent of total loans	1.29%	1.27%
ACL/ALLL at period end	$15,306	$14,726
Total loans outstanding	1,183,385	1,157,973

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	0.02%
Total nonaccrual loans	$201	$232
Total loans outstanding	1,183,385	1,157,973

ACL/ALLL as a percent of non-accrual loans at period end	7,614.93%	6,347.41%
ACL/ALLL at period end	$15,306	$14,726
Total nonaccrual loans	201	232

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$1	$6
Average loans receivable, net (1)	478,297	419,839
Multifamily:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	140,235	133,552
Commercial:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	398,358	409,784
Construction/land development:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	59,738	74,738
Business:	—%	—%
Net recoveries/(charge-offs) during period	$—	$—
Average loans receivable, net (1)	29,052	32,991
Consumer:	(0.03)%	(0.07)%
Net charge-offs during period	$(22)	$(37)
Average loans receivable, net (1)	68,651	50,738
Total loans:	—%	—%
Net charge-offs during period	$(21)	$(31)
Average loans receivable, net (1)	1,174,331	1,121,642
_______________
(1) The average loans receivable, net balances include nonaccrual loans and deferred fees (costs).

Noninterest Income. Total noninterest income decreased $388,000 to $2.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
BOLI income	$826	$782	$44	5.6%
Wealth management revenue	193	276	(83)	(30.1)
Deposit related fees	722	705	17	2.4
Loan related fees	215	748	(533)	(71.3)
Other	184	17	167	982.4
Total noninterest income	$2,140	$2,528	$(388)	(15.3)%

Noninterest income on loan related fees decreased $533,000 for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of a $386,000 decrease in loan prepayment fees, a $95,000 decrease in annual fees on business LOC and a $40,000 decrease in miscellaneous loan fees due to decreased loan originations. Wealth management revenue decreased $83,000, primarily due to a reduction in sales of products and services. Partially offsetting these decreases was a $167,000 increase in other noninterest income, primarily as a result of a $157,000 mark-to-market value adjustment to our investment in a fintech focused fund, a $44,000 increase in BOLI income resulting from annual premiums and dividends on certain BOLI policies and a $17,000 increase in deposit related fees, primarily from debit card related service fees reflecting increased usage.

Noninterest Expense. Noninterest expense increased $303,000 to $27.2 million for the nine months ended September 30, 2023, as compared to $26.9 million for the same period in 2022.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$15,543	$16,156	$(613)	(3.8)%
Occupancy and equipment	3,517	3,621	(104)	(2.9)
Professional fees	1,857	1,732	125	7.2
Data processing	2,139	2,044	95	4.6
Regulatory assessments	568	295	273	92.5
Insurance and bond premiums	356	354	2	0.6
Marketing	273	226	47	20.8
Other general and administrative	2,975	2,497	478	19.1
Total noninterest expense	$27,228	$26,925	$303	1.1%

During the nine months ended September 30, 2023, compared to the same period in 2022, other general and administrative expenses increased $478,000 due to a number of factors, including the recognition of roughly $190,000 in one-time expenses related to the Bank’s 100-year celebration, a $212,000 increase in state and local taxes, and a $82,000 increase in deposit related expense as a result of our offering of some new deposit products. Regulatory expense increased $273,000 for the nine months ended September 30, 2023, compared the same period in 2022, primarily due to an increase in deposit insurance assessments instituted in early 2023. Professional fees increased $125,000 for the nine months ended September 30, 2023, compared to the same prior year period, primarily as a result of $419,000 in expenses related to the exploration, negotiation and due diligence associated with a potential business combination which was terminated during the second quarter 2023, partially offset by a $108,000 decrease in legal fees, a $98,000 decrease in examination fees, and a $74,000 reduction in human resources recruitment fees. Partially offsetting these increases were decreases in salaries and employee benefits of $613,000, primarily due a $1.4 million reduction in ESOP compensation as we discontinued the ESOP late in 2022, a $345,000 decrease in commissions related to lower sales on loans and wealth management products/services, and a $335,000 decrease in accrued incentive-based compensation as we adjusted the budgeted accrual to the expected year-end incentive payout, partially offset by a $850,000 increase in salaries and wages and a $556,000 increase in profit-sharing contributions as we implemented a profit-sharing plan in 2023 to replace the ESOP.

Federal Income Tax Expense. The federal income tax provision decreased $1.1 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of a $6.0 million decrease in income before federal income taxes for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We are required to have sufficient sources of cash in order to maintain proper liquidity to ensure a safe and sound operation. We maintain liquidity above the minimum level that we believe to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other short-term investment securities. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At September 30, 2023, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $45.4 million and $43.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2023, totaled $332.2 million. Management’s policy is generally to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the third quarter of 2023, management elected to continue obtaining additional funds in the wholesale markets due to the considerable volatility in the banking industry. At September 30, 2023, we had $176.0 million in brokered deposits, which were comprised of $140.6 million of certificates of deposit, $25.1 million of interest-bearing demand deposits and $10.3 million of network money market deposits. At September 30, 2023, the Bank maintained credit facilities with the FHLB totaling $687.4 million, subject to qualifying collateral limits that reduced our pledged collateral borrowing capacity to $464.6 million, with an outstanding balance of $125.0 million. As further funding sources, we also had the ability to borrow $57.2 million from the FRB, and $50.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at September 30, 2023. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2023 we expect cash expenditures of $1.2 million for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Company, and returning a substantial portion of our cash to our shareholders. Assuming continued payment of quarterly dividends during 2023 at a rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of outstanding shares at September 30, 2023.

At September 30, 2023, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2023, will include (i) $222,000 of operating lease payments and (ii) other future obligations and accrued expenses of $27.9 million. At September 30, 2023, all $125.0 million of our FHLB borrowings were short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2024. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $159.2 million at September 30, 2023. Consistent with our goal to operate a sound and profitable financial organization we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2023, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of September 30, 2023 were as follows: Total capital to risk-weighted assets was 16.00%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.75%; and Tier 1 capital to total assets was 10.25%. At September 30, 2023, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2023, the Bank’s capital conservation buffer was 8.00%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2022 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while considering various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2023, the Bank held nine interest rate swap agreements with a total notional amount of $125.0 million, a weighted-average fixed interest rate of 1.84%, and weighted average remaining maturity of 36 months. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month SOFR to coincide with each agreement’s reset frequency for an original term of two to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional fixed rate FHLB advance for comparable terms. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 62.3% of our net loans were adjustable-rate loans at September 30, 2023. At that date, $388.9 million, or 52.7%, of these loans, with a weighted-average of 4.52%, were at their floor. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At September 30, 2023, the Bank’s net loans receivable included $132.2 million of prime based loans, with no loans at a floor rate that exceeded their fully indexed rate.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2023, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2023
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
400	$38,168	(7.11)%
300	38,889	(5.36)
200	39,539	(3.78)
100	40,341	(1.83)
Base	41,091	—
(100)	41,562	1.15
(200)	42,554	3.56
(300)	41,753	1.61
(400)	41,195	0.25

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

At September 30, 2023, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief

Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)     Not applicable
(b)     Not applicable
(c)     The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
July 1 - July 31, 2023	—	$—	—	—
August 1 - August 28, 2023	—	—	—	457,000
September 1 - September 31, 2023	—	—	—	457,000
	—	—	—

(1) On August 7, 2023, the Company’s Board of Directors announced a repurchase plan authorizing the repurchase of up to 5% of the Company’s outstanding stock, or approximately 457,000 shares. This plan commenced on August 10, 2023 and will expire on March 16, 2024.

    For the three months ended September 30, 2023, 95,019 vested stock options were exercised with 76,595 shares withheld by the Company to satisfy the exercise cost of the stock option awards granted under the Company’s 2008 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Not applicable
(b)     Not applicable
(c)    Not applicable

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (5)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (5)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: November 9, 2023	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2023	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)