Form 10-K
period 2023-12-31
First Financial Northwest, Inc.
filed 2024-03-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Yes         No    ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes         No    ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No    ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes    ☑     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer		Accelerated filer	Non-accelerated filer	☑
Smaller reporting company	☑	Emerging growth company

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the common stock outstanding held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on June 30, 2023, was $91,090,732 (8,011,498 shares at $11.37 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the registrant is considered to be held by affiliates. As of March 8, 2024, the registrant had 9,174,425 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in May 2024 (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FIRST FINANCIAL NORTHWEST, INC.
2023 ANNUAL REPORT ON FORM 10-K
i

Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, our pending transaction with Global Federal Credit Union (“Global”) whereby Global, pursuant to the definitive purchase and assumption agreement (the “P&A Agreement”), will acquire substantially all of the assets and assume substantially all of the liabilities of First Financial Northwest Bank, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•the occurrence of any event, change or other circumstances that could give rise to the right of one or all of the parties to terminate the P&A Agreement;
•delays in completing the P&A Agreement;
•the failure to obtain necessary regulatory approvals and shareholder approval or to satisfy any of the other conditions to the Global transaction, including the P&A Agreement on a timely basis or at all;
•delays or other circumstances arising from the dissolution of First Financial Northwest Bank and First Financial Northwest Inc. following completion of the P&A Agreement;
•diversion of management’s attention from ongoing business operations and opportunities during the pending Global transaction;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the Global transaction;
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company (defined below) has lending relationships; or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth;
•changes in the interest rate environment, including the recent past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “Federal Reserve”) benchmark rate and duration at which such elevated interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the impact of continuing elevated inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the effects of any federal government shutdown;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate to cover expected losses, and require us to materially increase our reserves;
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
•costs and effects of any litigation that may be instituted against the Company as a result of the P&A Agreement or otherwise, including settlements and judgments;
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

Internet Website

The information contained on our website, www.ffnwb.com, is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, proxy statements and other SEC filings on our investor relations page. All of our reports, proxy statements, and other documents filed with or furnished to the SEC are posted as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and are also available free of charge at the SEC’s website at www.sec.gov.
v

PART I
Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2023, the Company had total assets of $1.51 billion, net loans of $1.18 billion, deposits of $1.19 billion and stockholders’ equity of $161.7 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

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

First Financial Northwest became a bank holding company, after converting from a savings and loan holding company on March 31, 2015, and is subject to regulation by the Federal Reserve Board through the FRB. The change was consistent with the Bank’s shift in focus from a traditional savings and loan association towards a full service, commercial bank. Additionally, the Bank is examined and regulated by the DFI and by the FDIC. The Bank is required to maintain reserves at a level set by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”). For additional information, see “How We are Regulated - Regulation and Supervision of First Financial Northwest Bank - Federal Home Loan Bank System.”

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

On January 10, 2024, Global Federal Credit Union, First Financial Northwest and the Bank entered into a P&A Agreement, pursuant to which Global will acquire substantially all of the assets and assume substantially all of the liabilities (including deposit liabilities) of the Bank, which we refer to herein as the asset sale, in exchange for $231.2 million in cash, subject to possible downward adjustments. The asset sale is the first integral step in the sale transaction contemplated by the P&A Agreement, which consists of: (1) the asset sale, (2) the voluntary liquidation of the Bank and distribution of the Bank’s remaining assets, which will include the cash consideration paid by Global to the Bank in the asset sale, to First Financial Northwest, and (3) the winding up and voluntary dissolution of First Financial Northwest and the distribution of its remaining assets, including the remaining net cash proceeds from the asset sale, to its shareholders.

Consummation of the asset sale and related transactions is subject to certain conditions, including, among others, approval of the P&A Agreement and the related transactions by First Financial Northwest’s shareholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the P&A Agreement, and the absence of any injunctions or other legal restraints. The P&A Agreement provides certain termination rights for both Global and the Bank, and further provides that upon termination of the P&A Agreement under certain circumstances, the Bank will be obligated to pay Global a termination fee of $9.4 million. Additional information regarding the asset sale, including the P&A Agreement, can be found in the Current Report on Form 8-K filed by First Financial Northwest with the SEC on January 11, 2024.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish, Pierce and, to a lesser extent, Kitsap counties. During 2023, the region experienced a slight increase in home prices on smaller sales volume. The increase in mortgage rates contributed to a slowdown in demand in 2023 which led to a decline in sales. The number of homes listed for sale in King, Pierce, Snohomish and Kitsap counties at the end of 2023 decreased from the end of 2022 with the declines ranging from 15% in Kitsap County to 47% in Snohomish County. Available inventory ranges from 1.9 months in Pierce County to nine months in Snohomish County.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.27 million residents and a median household income of approximately $116,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.5% at December 31, 2023, compared to 2.8% at December 31, 2022, and the national average of 3.7% at December 31, 2023. The median sales price of a residential home in King County for December of 2023 was $775,000, an increase of 5.4% from December of 2022, according to the Northwest Multiple Listing Service ("NMLS"). Residential sales volumes decreased 24.1% in 2023 compared to 2022 and inventory levels as of December 31, 2022 were at 1.4 months according to the NMLS.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 927,000 residents and a median household income of approximately $91,500, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 5.5% in December 2023, compared to 5.3% at year-end 2022. The median sales price of a residential home in Pierce County was $526,000 for December 2023, a 5.2% increase compared to 2022, according to the NMLS. Residential sales volumes decreased by 27.4% in 2023 compared to 2022 and inventory levels as of December 31, 2023 were at 1.9 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 840,000 residents and a median household income of approximately $104,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.6% in December 2023 compared to 3.2% in December 2022. The median sales price of a residential home in Snohomish County was $675,000 for December of 2023, a 0.6% decrease compared to December of 2022, according to the NMLS. Residential sales volumes declined by 25.6% in 2023 compared to 2022 and inventory levels as of December 31, 2023 were at nine months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 278,000 residents and a median household income of approximately $93,700, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 4.7% in December 2023, compared to 4.3% for December 2022. The median sales price of a residential home was $540,000 for December 2023 an increase of 9% over December 2022, according to the NMLS. Residential sales volumes decreased by 22.3% in 2023 compared to 2022 and inventory levels as of December 31, 2023 were at 1.8 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2023, our net loan portfolio totaled $1.18 billion and represented 78.1% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total capital and surplus, or $26.1 million at December 31, 2023. Exceptions to this policy are allowed only with the approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, debt service coverage, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total capital and surplus, or $34.8 million, at December 31, 2023. At this date, our single largest lending relationship, totaled $25.2 million, consisting of one commercial loan ($13.7 million) and one multifamily loan ($11.5 million), both of which were performing in accordance with their terms.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2023, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	Beyond Fifteen Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$4,637	$19,051	$20,458	$469,077	$513,223
Multifamily	26,284	42,863	53,678	15,324	138,149
Commercial	16,026	200,382	146,420	15,031	377,859
Construction/land	48,686	8,234	4,004	—	60,924
Total real estate	95,633	270,530	224,560	499,432	1,090,155
Business	8,601	16,604	2,544	1,332	29,081
Consumer	278	5,016	66,674	27	71,995
Total loans	$104,512	$292,150	$293,778	$500,791	$1,191,231

    The following table sets forth the amount of total loans due one year or more after December 31, 2023, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$157,489	$351,097	$508,586
Multifamily	37,124	74,741	111,865
Commercial	149,380	212,453	361,833
Construction/land	605	11,633	12,238
Total real estate	344,598	649,924	994,522
Business	3,805	16,675	20,480
Consumer	59,236	12,481	71,717
Total loans	$407,639	$679,080	$1,086,719

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2023.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$479,307	93.4%	$22,989	4.5%	$502,296	97.9%	$10,927	2.1%	$513,223	100.0%
Multifamily	103,279	74.8	26,902	19.5	130,181	94.3	7,968	5.7	138,149	100.0%
Commercial	277,736	73.5	29,759	7.9	307,495	81.4	70,364	18.6	377,859	100.0%
Construction/land	59,972	98.4	952	1.6	60,924	100.0	—	—	60,924	100.0%
Total real estate	920,294	84.4	80,602	7.4	1,000,896	91.8	89,259	8.2	1,090,155	100.0%
Business	21,892	75.3	211	0.7	22,103	76.0	6,978	24.0	29,081	100.0%
Consumer	14,513	20.2	946	1.3	15,459	21.5	56,536	78.5	71,995	100.0%
Total Loans	$956,699	80.3%	$81,759	6.9%	$1,038,458	87.2%	$152,773	12.8%	$1,191,231	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California ($35.1 million), Florida ($11.4 million), Texas ($10.2 million), Oregon ($10.0 million), Alabama ($7.8 million), 41 other states and Washington, D.C. ($78.3 million).

One-to-Four Family Residential Lending. As of December 31, 2023, $513.2 million, or 43.1% of our total loan portfolio consisted of loans secured by one-to-four family residences.

The Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2023, we originated $87.3 million and purchased $2.1 million in one-to-four family residential loans. The purchased loans were part of our efforts to increase our portfolio of Community Reinvestment Act (“CRA”) qualified loans. At December 31, 2023, $284.5 million, or 55.4% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $228.8 million, or 44.6% consisting of non-owner occupied loans. In addition, at December 31, 2023, $158.0 million, or 30.8% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. As of December 31, 2023, there were no nonaccrual one-to-four family loans. However, at that date, we did have two one-to-four family loans totaling $317,000, which were 90 days or more past due. Despite their overdue status, both loans well collateralized and no loss was expected by the Bank on these loans.

Multifamily and Commercial Real Estate Lending. As of December 31, 2023, $138.1 million, or 11.6% of our total loan portfolio was secured by multifamily properties and $377.9 million, or 31.6% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by retail shopping centers, office buildings, hotels or motels, mini-storage facilities, mobile home parks, warehouses, and nursing homes. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Typically, multifamily and commercial real estate loans have higher balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one-to-four-family residential loans. In an attempt to compensate for and mitigate this risk, these loans are generally priced at higher interest rates than one-to-four family residential loans and generally have a maximum LTV of 80% of the lesser of the appraised value or purchase price. We generally require loan guarantees by any parties with a property ownership interest of 20% or more. If the borrower is a corporation or partnership, we generally require personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2023, and 2022:

	December 31, 2023		December 31, 2022
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Total multifamily	$138,149	100.0%	$126,866	100.0%

Commercial real estate:
Retail	$124,172	32.9%	$132,917	32.5%
Office	72,778	19.3	84,301	20.7
Hotel / motel	63,597	16.8	55,408	13.6
Storage	33,033	8.7	33,797	8.3
Mobile home park	21,701	5.7	25,283	6.2
Warehouse	19,218	5.1	19,917	4.9
Nursing home	11,610	3.1	12,348	3.0
Other non-residential	31,750	8.4	43,933	10.8
Total non-residential	$377,859	100.0%	$407,904	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $987,000 and $2.1 million, respectively, as of December 31, 2023. At this date, $34.9 million, or 25.2% of our multifamily loans and $100.1 million, or 26.5% of our commercial real estate loans were located outside of the Puget Sound Region. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2023, was a 79-unit apartment complex with a net outstanding principal balance of $15.9 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date. As of December 31, 2023, the largest commercial real estate loan had a net outstanding balance of $15.1 million that was secured by a retail facility located in King County, Washington, which was performing in accordance with its loan repayment terms at that date.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. There were no commercial real estate loans or multifamily loans on nonaccrual status at both December 31, 2023 and 2022. In addition, there were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2023 and 2022.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Company and a proven record of successful projects. At December 31, 2023, our total construction/land loans decreased to $60.9 million or 5.1% of our total loan portfolio, from $77.6 million, or 6.6% of our total loans, at

December 31, 2022, as a result of $15.4 million of multifamily construction/land loans converting to permanent multifamily loans. The Company’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s total capital plus surplus. The Company was in compliance with this policy at December 31, 2023, with a balance equal to 38.3% of the Bank’s total capital plus surplus. Management intends to maintain levels near or below this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at December 31, 2023 and 2022. There were no construction/land loan charge-offs during the years ended December 31, 2023 and 2022. At December 31, 2023, the loans in process (“LIP”) balance on construction/land loans was $44.6 million.

Following is the composition of our total construction/land loan portfolio, that are net of LIP, at the dates indicated. All of the loans represented were performing:

	December 31,
	2023	2022
	(In thousands)
Construction speculative:
One-to-four family residential	$47,149	$52,492
Total construction speculative	47,149	52,492
Construction permanent: (1)
Multifamily	4,004	15,393
Total construction permanent	4,004	15,393
Land:
Land development	4,774	3,980
Land non-development	4,997	5,779
Total land	9,771	9,759
Total construction/land loans	$60,924	$77,644
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

    The following table includes construction/land loans by county at December 31, 2023:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$59,438	97.5%
Snohomish	534	0.9
Other Washington counties	952	1.6
Total	$60,924	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum LTV ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the LTV on the completed project does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for LTV ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2023, there was no interest reserve included in the LIP balance on construction/land loans. At December 31, 2022, the LIP balance on construction/land loans included $5.2 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2023, our three largest construction/land loans consisted of multifamily, land development and one-to-four family residential loans of $4.0 million, $4.8 million, and $4.8 million, respectively, all of which properties are located in King County. The $4.0 million multifamily loan will rollover to a permanent loan upon completion of the construction period.

Certain of our residential construction loans to borrowers for one-to-four family, non-owner occupied residences are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which may last 12 to 24 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. At December 31, 2023, there were no residential construction loans which will rollover to permanent loans with the Bank at the completion of the construction phase.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office, warehouse, hotels and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum LTV ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion.

Land development loans are generally made to builders for preparation of a building site and do not include the construction of buildings on the property. The maximum LTV for these loans is 75% based on the lower of the purchase price or appraised value at the time of loan origination. Land non-development loans are generally for raw land where we do not finance the cost of preparing the site for building and are subject to a maximum LTV ratio of 65% based on the lower of the purchase price or appraised value at the time of loan origination.

Our construction/land loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, time needed to complete the building phase, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project LTV ratio. Changes in the demand for new housing, longer completion times due to supply chain issues, and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly influenced by supply and demand conditions.

Business Lending. Business loans totaled $29.1 million, or 2.5% of the loan portfolio at December 31, 2023. The Company participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. The PPP began in 2020 and ended on May 31, 2021. Under this program we funded 723 applications totaling $77.7 million of loans in our market areas and began processing applications for loan forgiveness in the fourth quarter of 2020. At December 31, 2023, there were five PPP loans outstanding totaling $473,000, as compared to the same loans with an aggregate outstanding balance of $783,000 at December 31, 2022. The Company also originates loans under other SBA lending programs, which are partially guaranteed by the SBA. At December 31, 2023, the Bank’s portfolio included $1.8 million of these SBA loans, of which $1.3 million is guaranteed by the SBA. At that date, these SBA loans were not held for sale, however, the Company may elect to sell off the guaranteed portion of these loans in the future.

Conventional business loans (loans other than PPP loans) are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our conventional business loans. The largest conventional business loan had an outstanding balance of $14.4 million at December 31, 2023 and was performing according to its repayment terms. At December 31, 2023, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

Aircraft loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. These loans generally range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. At December 31, 2023, the Company’s aircraft loan portfolio consisted of one loan with an outstanding balance of $1.9 million, representing 6.7% of total business loans. See Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2023, consumer loans were $72.0 million or 6.1% of the total loan portfolio.

At December 31, 2023, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $58.6 million, or 81.4% of the total consumer loan portfolio. Due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. These fixed rate loans typically have maturity periods of three to fifteen years. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. The current internal portfolio limit for these loans is $60.0 million, and as of December 31, 2023, the portfolio balance was $58.6 million. At that date, our largest classic and collectible car loan was $761,000 and the average loan size was $85,000. See Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2023, home equity loans, primarily home equity lines of credit totaled $12.5 million, or 17.3% of the total consumer loan portfolio. The home equity lines of credit include $3.3 million of equity lines of credit in first lien position and $9.2 million of second liens on residential properties. At December 31, 2023, unfunded commitments on our home equity lines of credit totaled $21.4 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the LTV ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30 year term, with a 10 year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Classic and collectible car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2023, $220,000 of classic and collectible auto loans were in nonaccrual status. During the year ended December 31, 2023, $22,000 of consumer loans were charged off.

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total capital plus surplus, or $26.1 million at December 31, 2023. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total capital plus surplus, or $34.8 million at December 31, 2023.

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

    Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2023, 2022, and 2021, our total loan originations and purchases were $203.2 million, $321.4 million and $363.0 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the years indicated.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$87,283	$160,290	$124,220
Multifamily	4,365	8,287	20,976
Commercial	22,076	38,580	62,552
Construction/land	51,790	55,524	72,825
Total real estate	165,514	262,681	280,573
Business (1)	2,201	2,567	26,029
Consumer	13,441	6,155	1,852
Total loans originated	181,156	271,403	308,454
Loan purchases and participations:
One-to-four family residential	2,107	4,042	1,665
Multifamily	80	12	251
Commercial	—	9,073	32,374
Business	—	5,000	—
Consumer	19,832	31,834	20,290
Total loan purchases and participations (2)	22,019	49,961	54,580
Principal repayments	(191,201)	(258,706)	(342,945)
Charge-offs	(22)	(37)	—
Change in LIP	(3,189)	2,000	(16,457)
Change in net deferred (costs) fees, and ACL/ALLL	79	(999)	(753)
Net increase (decrease) in loans	$8,842	$63,622	$2,879
_______________
(1) Includes $25.6 million in PPP loans originated during 2021. PPP expired on May 31, 2021.
(2) Totals include $80,000, $9.4 million and $8.2 million in loan participations during 2023, 2022 and 2021, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans typically range from 0% to 2%. United States generally accepted accounting principles (“GAAP”) require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $262,000 of net deferred loan costs at December 31, 2023, and net deferred loan fees of $151,000 at December 31, 2022.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2023, total premiums of $876,000, or 4.0% of the purchased principal, were paid on purchased loans. In comparison, premiums of $1.4 million, or 3.5% of the purchased principal, were paid on purchased loans during 2022.

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

Asset Quality

As of December 31, 2023, we had $1.4 million of loans past due 30 days or more. These loans represented 0.12% of total loans receivable. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

         When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and/or in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $220,000 and $193,000 at December 31, 2023 and 2022, respectively.

    Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. The Bank had no OREO properties at both December 31, 2023 and 2022. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Modifications to Borrowers Experiencing Financial Difficulty. Modifications of loans are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the loan collection processes. Loan modifications are made to provide borrowers payment relief. Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated accounting guidance for trouble debt restructurings while requiring disclosures of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficult may be in the form of principal forgiveness, an interest rate reduction, and other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. At December 31, 2023, we did not have any loans that were experiencing financial difficulty and were also modified during the year.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2023, special mention loans decreased to $130,000, down from $5.9 million at December 31, 2022, due to the upgrade of a $500,000 one-to-four family residential loan, the payoff of a $4.7 million commercial loan and a $200,000 consumer loan and the downgrade of a $293,000 one-to-four family loan from special mention to substandard. At December 31, 2023, all special mention loans were current on their payments and were in compliance with their original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2023 was primarily due to principal paydowns, partially offset by a downgrade of a $293,000 one-to-four family loan from special mention to substandard. Substandard loans that were individually evaluated for credit losses at December 31, 2023, resulted in an $11,000 addition to ACL for the expected loss related to consumer loans.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2023	2022
	(In thousands)
One-to-four family residential	$293	$—
Multifamily	1,590	1,630
Commercial real estate	44,020	45,411
Consumer	220	201
Total classified loans	$46,123	$47,242

Allowance for Credit Losses (“ACL”). Management recognizes the possibility of loan losses throughout a loan’s lifespan and emphasizes the need to maintain the ACL at a level sufficient to absorb specific losses related to collateral-dependent loans and expected losses within the loan portfolio. Our methodology for analyzing the ACL comprises two components: the general allowance and the specific allowance. The general allowance establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors (“Q-Factors”) adjust expected loss rates for current and forecasted conditions. The Q-Factor methodology involves a blend of quantitative analysis and management judgment, reviewed quarterly.

Specific allowances arise when individual loans exhibit unique risk characteristics, leading to an impairment analysis. If management believes that scheduled principal and interest payments will not be fully paid, and the recorded investment is less than the market value of the collateral, a specific reserve is established in the ACL for the loan. The specific reserve amount is calculated using current appraisals, listed sales prices, and other available information. This analysis is subject to inherent subjectivity, relying on estimates that may be revised as more information becomes available. As of December 31, 2023 and 2022, the individually evaluated loan balances were $45.9 million and $48.5 million, respectively.

The Board of Directors’ Internal Asset Review Committee reviews and recommends ACL approval or any provision/recapture of provision for credit losses quarterly. The Board approves the provision or recapture based on the Committee’s recommendation. The ACL increases with the provision for credit losses, impacting current period earnings. If the loan portfolio analysis indicates a lower risk than the ACL balance, a recapture of provision for credit losses is added to current period earnings.

For the year ended December 31, 2023, there was a $208,000 recapture of provision for credit losses, compared to a $434,000 recapture for the year ended December 31, 2022. This was primarily due to credit upgrades, payoffs of higher credit risk loans, updates to economic forecasts, changes in loan portfolio balances, composition, and characteristics. As of

December 31, 2023, the ACL was $15.3 million or 1.28% of total loans, compared to $15.2 million or 1.29% at December 31, 2022. The ACL’s level is based on estimates, and actual losses may vary. Management reviews ACL adequacy quarterly.

The following table summarizes the distribution of the ACL by loan category, at the dates indicated.

	December 31,
	2023			2022			2021
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family residential	$513,223	$5,747	43.1%	$474,180	$4,043	40.1%	$383,721	$3,214	34.3%
Multifamily	138,149	1,509	11.6	126,866	1,210	10.7	130,150	1,279	11.6
Commercial real estate	377,859	3,895	31.6	407,904	5,397	34.5	419,708	6,615	37.6
Construction/land	60,924	1,856	5.1	77,644	1,717	6.6	92,843	2,064	8.3
Total real estate	1,090,155	13,007	91.4	1,086,594	12,367	91.9	1,026,422	13,172	91.8
Business	29,081	387	2.5	31,363	948	2.7	46,333	1,112	4.1
Consumer	71,995	1,912	6.1	64,353	1,912	5.4	46,363	1,373	4.1
Total	$1,191,231	$15,306	100.0%	$1,182,310	$15,227	100.0%	$1,119,118	$15,657	100.0%

Based on its comprehensive analysis, management believes that the ACL as of December 31, 2023 was adequate to absorb the estimated lifetime credit losses in the loan portfolio. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. A weakening in the national and local economic conditions or other factors, could result in a material increase in the ACL and may adversely affect the Company’s financial condition and results of operations.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations. The Company adopted the CECL methodology as of January 1, 2023. All amounts prior to January 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new current expected credit losses methodology.

	At or For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
ACL/ALLL as a percent of total loans	1.28%	1.29%	1.40%
ACL/ALLL at period end	$15,306	$15,227	$15,657
Total loans outstanding	1,191,231	1,182,310	1,119,118

Non-accrual loans as a percentage of total loans outstanding at period end	0.02%	0.02%	—%
Total non-accrual loans	$220	$193	$—
Total loans outstanding	1,191,231	1,182,310	1,119,118

ACL/ALLL as a percent of non-accrual loans at period end	6,957.27%	7,889.78%	n/a
ACL/ALLL at period end	$15,306	$15,227	$15,657
Total non-accrual loans	220	193	—

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family residential:	—%	—%	0.05%
Net recoveries during period	$1	$7	$183
Average loans receivable, net (1)	483,344	427,455	374,796
Multifamily:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	139,470	132,845	139,298
Commercial:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	393,382	408,688	382,341
Construction/land development:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	59,054	74,438	97,494
Business:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	28,302	32,539	63,263
Consumer:	(0.03)%	(0.07)%	—%
Net charge-offs during period	$(22)	$(37)	$—
Average loans receivable, net (1)	69,017	52,870	41,580
Total loans:	—%	—%	0.02%
Net (charge-offs) recoveries during period	$(21)	$(30)	$183
Average loans receivable, net (1)	1,172,569	1,128,835	1,098,772
_______________
(1) The average loans receivable, net balances, include nonaccrual loans and deferred loan (costs) fees.

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

The Investment, Asset/Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, and Controller of the Bank, along with other members of management and the Board of Directors, holds the authority and responsibility to manage our investment policy. This includes monitoring portfolio strategies and recommending necessary changes to the Board of Directors. Monthly, management provides the Board with a summary of investment holdings, along with respective market values, and details of all purchases and sales of investment securities.

The Chief Financial Officer has the primary responsibility for managing the investment portfolio and considers various factors when making decisions, such as marketability, maturity, liquidity, and tax consequences of proposed investments. The maturity structure of investments is affected by various market conditions, including the current and anticipated slope of the yield curve, interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2023, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. The Bank held three annuity contracts, totaling $2.5 million and $2.4 million, respectively, at December 31, 2023 and 2022, as held-to-maturity investments. These annuity contracts were purchased to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities, all which were classified as available-for-sale. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2023, our available-for-sale mortgage-backed securities portfolio included other “private label” mortgage-backed securities with a fair value of $29.2 million and an amortized cost of $30.6 million. The mortgage-backed securities portfolio had a weighted-average yield of 4.00% at December 31, 2023.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, SBA and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2023, the portfolio of government agency securities had a weighted-average yield of 3.94%.

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

    Corporate Bonds. The corporate bond portfolio is comprised of both fixed and variable rate securities, including sub-debt securities, issued by various financial institutions. At December 31, 2023, the corporate bond portfolio had a weighted-average yield of 4.77%.

Municipal Bonds. The municipal bond portfolio is comprised of taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.10% at December 31, 2023.

    Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own FHLB capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances.

The redemption of any excess stock we hold is at the discretion of the FHLB. During 2023, our FHLB stock holdings decreased by $1.0 million, primarily as a result of the $20.0 million decrease in our FHLB advances during the year. The carrying value of our FHLB stock totaled $6.5 million at December 31, 2023. During the years ended December 31, 2023 and 2022, we received dividends on our FHLB stock of $485,000 and $318,000, respectively.

For the year ended December 31, 2023, there were no calls or sales of investment securities and one maturity of a small balance mortgage-backed security. During the year ended December 31, 2022, gross proceeds from the principal reductions and maturities of investments were $11.1 million, with net realized gains of $27,000.

Available-for-sale (“AFS”) debt securities are considered impaired if the fair value is less than the amortized cost. On a quarterly basis, management evaluates impaired debt securities to determine if an ACL is required. If it is determined that a credit loss exists and an allowance is required, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount of the impairment. For impaired debt securities that the Company does not intend to sell and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the impairment representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining impairment related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 123 securities in an unrealized loss position at both December 31, 2023 and 2022, with 113 and 62 of these securities in an unrealized loss position for 12 months or more at December 31, 2023 and 2022, respectively. Management does not believe that the unrealized losses at December 31, 2023 and 2022 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no ACL was recorded with respect to AFS securities for the years ended December 31, 2023 and 2022. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2023. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	December 31, 2023
	One Year or Less		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$76,830	4.00%
Municipal bonds	—	—	1,026	2.31	6,747	2.65	24,076	1.95	31,849	2.10
U.S. government agencies	39,604	2.34	20	5.77	3,380	6.44	26,953	5.98	69,957	3.94
Corporate bonds	—	—	9,724	6.84	19,555	3.87	—	—	29,279	4.77
Total available-for-sale	$39,604	2.34%	$10,770	6.42%	$29,682	3.86%	$51,029	3.99%	$207,915	3.80%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on account, and the interest rate, among other factors. When determining the terms for deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, maturity structures, deposit mix, customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. To align our deposit mix with lower cost funds, we consistently adjust our pricing to remain competitive with local market rates. As part of our strategy, we actively manage our deposit mix, and to complement local deposits, we may generate funds as needed through the wholesale market, which may involve brokered deposits. The Company had $130.8 million and $124.9 million of brokered deposits at December 31, 2023 and 2022, respectively. The Company may continue to utilize brokered deposits to supplement our retail deposits and contribute to our interest rate risk management efforts.

The following table sets forth our total deposit activity for the years indicated.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total deposits, beginning balance	$1,170,040	$1,157,474	$1,093,633
(Decrease) increase in retail deposits	18,163	(112,320)	63,841
Increase (decrease) in brokered funds	5,904	124,886	—
Net increase in deposits	24,067	12,566	63,841
Total deposits, ending balance	$1,194,107	$1,170,040	$1,157,474

At December 31, 2023, deposits totaled $1.19 billion. We had $513.3 million of deposit accounts greater than the FDIC insurance amount of $250,000, representing 43.0% of our total deposits. Of this amount, $170.1 million were retail certificates of deposit. At December 31, 2022, $568.7 million, or 48.6%, of deposit accounts were greater than $250,000. At December 31, 2023, we held $85.8 million in public funds, of which $48.8 million exceeded $250,000. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2023. Certificates of deposit are categorized by their original term.

Weighted-Average Interest Rate	Product Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$100,899	8.4%
0.32	N/A	Interest-bearing demand	56,968	4.8
0.03	N/A	Savings	18,886	1.6
3.43	N/A	Money market	529,411	44.3

		Certificates of deposit, retail
4.20	Three months or less		917	0.1
5.15	Over three through six months		3,370	0.3
3.90	Over six through twelve months		30,096	2.5
3.93	Over twelve months		322,770	27.0
3.94		Total certificates of deposit, retail	357,153	29.9

5.30	Over six through twelve months	Brokered certificates of deposit	20,000	1.7
5.17	Over twelve months	Brokered certificates of deposit	75,260	6.3
4.73	N/A	Interest-bearing demand, brokered	25,096	2.1
5.43	N/A	Money market, brokered	10,434	0.9
5.12		Total brokered deposits	130,790	11.0

		Total deposits	$1,194,107	100.0%

Certificates of Deposit. The following table sets forth the amount and remaining maturities of certificates of deposit at December 31, 2023.

	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$10,095	$3,691	$1,567	$435	$169	$15,957
1.01 - 2.00%	14,663	960	243	—	—	15,866
2.01 - 3.00%	45,026	14,171	3,781	10,918	4,762	78,658
3.01 - 4.00%	9,518	28	886	4,433	—	14,865
4.01 - 5.00%	110,202	28,953	—	243	5,593	144,991
5.01 - 6.00%	140,623	38,153	3,300	—		182,076
Total	$330,127	$85,956	$9,777	$16,029	$10,524	$452,413

The following table provides the uninsured portion of our retail certificates of deposit at December 31, 2023, by their remaining maturity period.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$63,701
Over three months through six months	4,959
Over six months through twelve months	59,231
Over twelve months	42,241
Total	$170,132

Deposits by Type. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2023		2022		2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$100,899	8.4%	$119,944	10.3%	$117,751	10.2%
Interest-bearing demand	56,968	4.8	96,632	8.3	97,907	8.5
Savings	18,886	1.6	23,636	2.0	23,146	2.0
Money market	529,411	44.3	542,388	46.4	624,543	54.0
Certificates of deposit, retail:
0.00 - 1.00%	15,958	1.4	79,978	6.8	176,376	15.2
1.01 - 2.00%	15,866	1.3	51,486	4.4	21,264	1.8
2.01 - 3.00%	78,658	6.6	92,335	7.8	57,509	4.9
3.01 - 4.00%	14,865	1.2	37,793	3.2	38,978	3.4
4.01 - 5.00%	135,231	11.3	962	0.1	—	—
5.01 - 6.00%	96,575	8.1
Total certificates of deposit, retail	357,153	29.9	262,554	22.3	294,127	25.3
Brokered deposits:
3.01 - 4.00%	—	—	15,680	1.3	—	—
4.01 - 5.00%	9,760	0.8	74,088	6.3	—	—
5.01 - 6.00%	85,500	7.2	—	—	—	—
Total certificates of deposit, brokered	95,260	8.0	89,768	7.6	—	—
Interest-bearing demand, brokered	25,096	2.1	25,062	2.2	—	—
Money market, brokered	10,434	0.9	10,056	0.9	—	—
Total brokered deposits	130,790	11.0	124,886	10.7	—	—
Total deposits	$1,194,107	100.0%	$1,170,040	100.0%	$1,157,474	100.0%

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

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2023, our remaining FHLB credit capacity was $561.3 million and outstanding advances from the FHLB totaled $125.0 million. In addition, at December 31, 2023, we had supplemental funding sources of $55.8 million available at the FRB and $75.0 million available between two correspondent financial institutions.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. As of December 31, 2023, we had eight interest rate swaps with an aggregate notional amount of $115.0 million and a fair value gain of $7.6 million as compared to seven interest rate swaps with an aggregate notional amount of $95.0 million and a fair value gain of $10.5 million at December 31, 2022. The $115.0 million notional amount included two new agreements we entered into with qualified institutions on July 17, 2023. One agreement had a $15.0 million notional amount, a two-year maturity and a fixed rate of 4.57%. The second agreement also had a $15.0 million notional amount, a three-year maturity and a fixed rate of 4.15%. On November 20, 2023, a $10.0 million notional swap with a four-year maturity and a fixed rate of 1.59% matured and was not replaced. For additional information, see Item 1A. Risk Factors -“Risks Related to Market and Interest Rate Changes - If interest rate swaps we enter into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management,” and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Subsidiaries and Other Activities

First Financial Northwest has two wholly-owned subsidiaries, the Bank and First Financial Diversified Corporation. The Bank is a community-based commercial bank which primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and fourteen additional branches in King, Pierce and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. First Financial Diversified Corporation previously held a small portfolio of loans. Subsequent to these loans paying off in 2019, the company has had minimal activity.

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

The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2023, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and KeyBank) controlled 72% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. The Bank’s share of aggregate deposits in the market area is less than 1%.

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

Workforce. At December 31, 2023, we had 142 full-time employees. Our employees are not represented by any collective bargaining group. The Company is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2023, our workforce was 58.5% female and 41.5% male, and women held 52.5% of the Bank’s management roles. The average tenure of mid-level officers and managers is 4.7 years and the average tenure of executive/senior level officers is 9.8 years. The ethnicity of our workforce was 61.3% White, 26.8% Asian, 4.2% Hispanic or Latino, 2.8% Black, 2.1% Two or More Races, 0.7% Native Hawaiian or Other Pacific Islander, and 2.1% undisclosed at December 31, 2023.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2023, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification

Executive / Senior level officers	46.2%	46.2%	9.2%
Mid-level officers and managers	54.2	31.3	33.8
Professionals	45.5	36.4	23.2
Sales workers	37.5	37.5	5.6
Technicians	—	50.0	1.4
Administrative support	86.8	47.4	26.8
Total	58.5%	38.7%	100.0%
__________
(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, Hispanic or Latino, or Two or More Races.

Benefits. The Company provides competitive comprehensive benefits to employees. The Company values the health and well-being of its employees and strives to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, profit-sharing plan, ESOP, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable. Effective January 1, 2023, the Company made changes to its 401(k) plan to qualify as a “Safe Harbor” plan. Under the revised plan, employee contributions up to 5% will be matched 100% by the Company and said matching contributions will be immediately vested to the employee. Separately, in an effort to replace the ESOP benefits that matured in 2022, the Company introduced a profit-sharing plan beginning in 2023, wherein a contribution will be made to every employee’s retirement account in an amount ranging from 5% to 8% annually, based on the Company’s profitability.

Board of Directors. The Company’s Board of Directors is comprised of the Company’s Chief Executive Officer and Chief Financial Officer and five non-employee directors. The non-employee directors are represented by 60% female and 20% minority.

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

    The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 5 to 32 basis points subject to certain adjustments.

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028

Management cannot predict what FDIC assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank paid $683,000 in FDIC assessments for the year ending December 31, 2023.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Although the Bank qualified to make this election, as of December 31, 2023, management has not elected to use the CBLR as the Bank’s margin above the current minimum levels to be well-capitalized is greater than our margin would be under the CBLR.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2023, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth the Bank’s capital position at December 31, 2023 and 2022, based on FDIC thresholds to be well-capitalized.

	December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$152,264		$150,370

Tier 1 leverage capital	$158,629	10.18%	$156,147	10.31%
Tier 1 leverage capital requirement	77,936	5.00	75,722	5.00
Excess	$80,693	5.18%	$80,425	5.31%

Common equity tier 1	$158,629	14.90%	$156,147	14.37%
Common equity tier 1 capital requirement	69,220	6.50	70,641	6.50
Excess	$89,409	8.40%	$85,506	7.87%

Tier 1 risk-based capital	$158,629	14.90%	$156,147	14.37%
Tier 1 risk-based capital requirement	85,194	8.00	86,942	8.00
Excess	$73,435	6.90%	$69,205	6.37%

Total risk-based capital	$171,971	16.15%	$169,755	15.62%
Total risk-based capital requirement	106,493	10.00	108,678	10.00
Excess	$65,478	6.15%	$61,077	5.62%

    The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

    For a complete description of the Bank’s required and actual capital levels on December 31, 2023, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Financial Accounting Standards Board (“FASB”) adopted Accounting Standards Update (“ASU”) No. 2016-13 that became effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, we recorded a one-time adjustment of $395,000 to retained earnings, and a $500,000 increase to the allowance for credit losses in the first quarter of 2023.

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

At December 31, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB. At December 31, 2023, the Bank held $6.5 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and the Bank received $485,000 in dividends during the year ended December 31, 2023.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2023, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 38.3% of regulatory capital. In addition, at December 31, 2023, the Bank’s loans on commercial real estate, as defined by the FDIC, were 316.8% of regulatory capital.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2023, the Bank was in compliance with the reserve requirements in place at that time.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital plus surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital plus surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2023, the Bank was in compliance with these restrictions.

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy and governance, see “Item 1C. Cybersecurity” contained in Part I of this Form 10-K.

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

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2023, First Financial Northwest did not repurchase any of its outstanding common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Taxation

    Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The tax years still open for review by the Internal Revenue Service are 2020 through 2023.

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

Net Operating Loss Carryovers. A financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2023.

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

Information about our Executive Officers

The business experience for at least the past five years for the executive officers of the Company is set forth below.

    Joseph W. Kiley III, age 68, has held the positions of President and Chief Executive Officer at First Financial Northwest and First Financial Diversified Corporation since September 2013. Additionally, he has served as director of both First Financial Northwest and First Financial Diversified Corporation since December 2012. Since September 2012, Mr. Kiley has been the President, Chief Executive Officer and director of the Bank. His prior experience includes serving as President, Chief Executive Officer, and a director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is a director and past Chairman of the Board of Directors of the Washington Bankers Association and a member of the Community Bankers Council of the American Bankers Association. He previously served on the Board of Directors of the California Bankers Association (former Western Bankers Association) and its Executive Committee.

Richard P. Jacobson, age 60, has served as Chief Operating Officer of the Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified Corporation and the Bank since August 2013. In September 2013, he was appointed as a director for each of these entities. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the Boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 59, assumed the role of Senior Vice President and Chief Credit Officer of the Bank in December 2019. Prior to his official appointment, he had been serving in this capacity on an interim basis since November 2019, as well as during the period from August 2017 to December 2018. Preceding this role, Mr. Soh held the position of

Senior Vice President and Chief Lending Officer at the Bank from October 2012 to December 2019. His earlier roles included Vice President and Loan Production Manager from August 2010 to October 2012. Before joining the Bank, Mr. Soh was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 35 years of experience in commercial banking.

Ronnie J. Clariza, age 43, was appointed Senior Vice President and Chief Risk Officer of the Bank in November 2013. Before this, he served as Vice President and Risk Management Officer of the Bank since May 2008. His tenure with the Bank began in 2003, initially holding the position of Assistant Vice President and Compliance Officer. Over the years, he has served in various compliance and internal audit roles with the Bank. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Enterprise Risk Management and Government Relations Committees for the California Bankers and Washington Bankers Associations, respectively. He has also participated in numerous working groups for the American Bankers Association and previously served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 64, has served as Chief Banking Officer of the Bank since December 2019, and was promoted to Executive Vice President in November 2023. She previously served as Chief Deposit Officer of the Bank from March 2014 to December 2019, and was appointed Senior Vice President in July 2014. Before her tenure at the Bank, Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014 and as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation, Renton Downtown Partnership, and Renton Area Youth and Family Services.

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report and our other documents filed with and furnished to the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. The market price of our common stock could decline significantly due to any of these identified or other risks and you could lose some or all of your investment. This report is qualified in its entirety by these risk factors.

Risks Related to Macroeconomic Conditions

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our loans are primarily to businesses and individuals in the state of Washington with 87.2% of loans to borrowers or secured by properties located in Washington and 12.8% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, at December 31, 2023, our portfolio included $152.8 million, or 12.8% of loans to borrowers or secured by properties located in 46 other states and Washington, D.C., including $35.1 million, or 2.9% of loans, secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, or other factors, could have a material adverse effect on our business, financial condition and results of operations including, but not limited to:

•Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.

•Elevated instances of loan delinquencies, problematic assets, and foreclosures.
•An increase in our allowance for credit looses on loans.
•Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
•Reducing in our low-cost or noninterest-bearing deposits.

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while easing recently, remained elevated throughout the first half of 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to Our Lending

Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans regardless of whether the property used as collateral is under a sales contract. At December 31, 2023, construction/land loans totaled $60.9 million, or 5.1% of our total loan portfolio. At December 31, 2023, $47.1 million were one-to-four family construction loans and $4.0 million were multifamily construction loans. We had no commercial construction loans at December 31, 2023. Land loans, which are loans made with land as security, totaled $9.8 million, or 0.8% of our total loan portfolio at December 31, 2023. Land loans include the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes, lines of credit secured by land, and land development loans.

Construction lending involves inherent risks due to estimating costs in relation to project values. Uncertainties in construction costs, market value, and regulatory impacts make accurately evaluating total project funds and loan-to-value ratios challenging. Factors like shifts in housing demand and unexpected building costs can significantly deviate actual results from estimates. Additionally, this type of lending often involves higher principal amounts and might be concentrated among a few builders. A downturn in housing or real estate markets could escalate delinquencies, defaults, foreclosures, and compromise collateral value.

Some builders have multiple outstanding loans with us, meaning problems with one loan pose a substantial risk to us. Moreover, certain construction loans do not require borrower payments during the term, accumulating interest into the principal. Thus, repayment depends heavily on project success and the borrower's ability to sell, lease, or secure permanent financing, rather than their ability to repay principal and interest directly. Misjudging a project's value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, involving cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes also might significantly impact construction loans, affecting end-purchaser borrowing costs, potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are hard to sell and often need completion for successful sales, complicating problem loan resolution. This might require additional funds or engaging another builder, incurring additional costs and market risks. Moreover, speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. At December 31, 2023, $47.1 million of our construction/land loans were for speculative construction loans.

We also offer land loans for land acquisition and development. However, loans for land development or future construction carry additional risks due to longer development periods, vulnerability to real estate value declines, economic fluctuations delaying projects, political changes affecting land use, and the collateral's illiquid nature. During this extended financing-to-completion period, the collateral often generates no cash flow.

All of our construction loans have a take-out commitment for a permanent loan with us. At December 31, 2023, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

Our current business strategy includes an emphasis on commercial real estate lending. This type of lending activity, while potentially more profitable than one-to-four family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2023, we had $377.9 million of commercial real estate loans, representing 31.6% of our total loan portfolio and $138.1 million of multifamily loans, representing 11.6% of our total loan portfolio.

Commercial and multifamily loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate, because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial and multifamily real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all our interest in these loans. As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one‑to‑four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

    The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank had a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 316.8% of total capital at December 31, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Expanding our commercial business portfolio may increase the Company’s exposure to risk.

    The Company’s growth strategy includes increasing originations of business loans backed by non-real estate assets. Our business loans are primarily made based on borrowers’ cash flow, with collateral as a secondary factor. However, the unpredictability of borrowers' cash flow and the fluctuating value of collateral, often in the form of accounts receivable, inventory, or equipment, present significant risks. Loans secured by accounts receivable are contingent on the borrower's ability to collect from their customers, while other collateral may depreciate, be challenging to assess, lack liquidity, and vary in value based on the success of the business. Additionally, economic fluctuations can significantly impact borrowers' repayment abilities, more so than loans secured by real estate.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2023, $228.8 million, representing 44.6% of our one-to-four family residential loan portfolio and 19.2% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties. The repayment of such loans relies predominantly on the tenant's consistent rental payments to the borrower, who in turn is our client. In instances where the property owner fails to secure a tenant, repayment becomes contingent on the owner's capacity to service the loan without rental income. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties, can negatively impact the collateral property values, heightening potential losses for lenders. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. At December 31, 2023, we had 128 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $183.9 million.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2023, $513.2 million, or 43.1% of our total loan portfolio, was secured by first liens on one‑to‑four family residential properties. In addition, at December 31, 2023, our home equity lines of credit totaled $12.5 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $647,000 to $891,000 for single‑family homes in our primary market areas in 2023). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

To achieve our desired loan portfolio growth, we have actively pursued and may continue seeking opportunities to originate or purchase loans outside of our market area, whether individually, through participations, or in bulk or “pools.” Prior to purchase, we perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards. Although we anticipate acquiring loans with customary limited indemnities, this approach exposes us to heightened risks, particularly when acquiring loans in unfamiliar geographic areas or of a type where our management lacks substantial prior experience. Monitoring such loans also may pose greater challenges for us. Further, when determining the purchase price for these loans, management will make certain assumptions, including, but not limited to, how borrowers will prepay their loans, the real estate market, and our ability to successfully manage loan collections and, if necessary, dispose of acquired real estate through foreclosure. To the extent that our underlying assumptions prove inaccurate or undergo unexpected changes, such as an unanticipated decline in the real estate market, the purchase price paid could exceed the actual value, resulting in a lower yield or a loss of some or all of the loan principal. For instance, purchasing loan "pools" at a premium and experiencing earlier-than-expected loan prepayments would yield lower interest income than initially projected. Our success in increasing our loan portfolio through loan purchases depends on our ability to price the loans properly and relies on the economic conditions in the geographic areas where the underlying properties or collateral for the acquired loans are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2023, our loan portfolio included $81.8 million, constituting 6.9% of total loans, in counties located within Washington State but outside of our primary market area. In addition, our portfolio included $152.8 million, or 12.8% of total loans, of loans located outside of Washington State.

If the lead institutions on our loan participation agreements do not keep us informed about the changes in credit quality on the underlying loans in a timely manner, we could be subject to misstatement in our ACL, or possibly losses on these loans.

Under our participation agreements, the lead institution bears the responsibility of acquiring pertinent credit information concerning the associated loans. Failure to promptly relay any credit deterioration in these loans to us could lead to inaccuracies in grading these loans, consequently resulting in an understatement of our ACL. In scenarios where credit deterioration occurs without timely information reaching us, our ACL might not accurately reflect the loan risks. Substantial credit downgrades, if not adequately accounted for in our ACL, could potentially lead to losses on these loans. At December 31, 2023, we had $28.8 million in loan participations in which we were not the lead lender.

We engage in aircraft and classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

    As our primary focus for aircraft loans is on the asset value of the collateral, the collectability of these loans ultimately may be dependent on the value of the underlying collateral. Aircraft values have historically experienced significant fluctuations due to a number of factors including, but not limited to, the availability of used aircraft, shifts in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Similarly, classic and collectible car values are affected by availability and demand; however, due to the unique nature, estimated values often differ from listed values. Therefore, loan approval for these assets is predominantly based on the borrower’s ability to repay. An aircraft, classic or collectible car as collateral also presents unique risks because of its high-value and susceptibility to rapid relocation, as well as the potential for significant loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a limited number of nonperforming loans could have a significant negative impact on the overall value of our loan portfolio. Liquidating a significant number of aircraft or classic or collectible cars during periods of reduced values could adversely affect our financial condition and profitability. At December 31, 2023, our loan portfolio included $58.6 million in classic and collectible car loans and $1.9 million in aircraft loans.

Our ACL for loans may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ACL for loans, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an ACL for loans to reserve for estimated potential losses on loans from defaults, and represents management's best estimate of expected credit losses over the life of the loan portfolio. Determining the appropriate level of the ACL for loans involves estimating future losses at the time a loan is originated or acquired, incorporating a broader range of information and future economic scenarios. The determination of the appropriate level of the ACL for loans inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ACL for loans, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL for loans may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our ACL for loans may not be sufficient to cover actual losses, resulting in additional provisions for credit losses on loans to replenish the ACL for loans. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans. In addition, bank regulatory agencies periodically review our ACL for loans. Based on their assessment, they and may require increased provisions or loan charge-offs. Any increase in the provision for credit losses on loans affects net income and could materially impact our financial condition, results of operations, and capital.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 525 basis, including 100 basis points during 2023, to a range of 5.25% to 5.50% as of December 31, 2023. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will negatively impact our net interest income and may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates increase, the yield we earn on our assets may not rise as fast as our funding costs, causing our net interest margin to contract. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates, however, at December 31, 2023, the yield curve was inverted with short-term rates above long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2023, 63.5% of our net loans were comprised of adjustable-rate loans. At that date, $410.8 million, or 54.3%, of these loans with an average interest rate of 4.75% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

Our interest rate contracts expose us several risks, including:

•Potential loss due to variations in the spread between the interest rate contract and the hedged item.
•Risks related to the counterparty’s inability to fulfill obligations.
•Exposure to fluctuations and uncertainties in underlying asset prices due to interest rates and market volatility.
•Liquidity risk associated with the ease of buying or selling these instruments.

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

As of December 31, 2023, we had interest rate swaps outstanding with an aggregate notional amount of $115.0 million. At December 31, 2023, the fair value of our interest rate swaps was a $7.6 million gain. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

We may incur losses on our securities portfolio.

The fair value of our investment securities is susceptible to significant shifts due to factors beyond our control, potentially leading to adverse changes in their valuation. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or adverse events related to the underlying securities, capital market instability, and, as previously mentioned, fluctuations in market interest rates. Any of these factors, among others, could cause the fair value of these securities to be lower than the amortized cost basis resulting in a credit loss, which could have a material effect on our business, financial condition and results of operations. We are required to maintain sufficient liquidity to ensure a safe and sound operation, potentially requiring us to sell securities at a loss if our liquidity position falls below desirable level and all alternative sources of liquidity are exhausted. In an environment where other market participants are also liquidating securities, our loss could be materially higher than expected, significantly adversely impacting liquidity and capital levels.

Events impacting the financial services industry could adversely affect our results of operations and financial condition.

In the first quarter of 2023, the financial services industry was negatively affected by the bank failures involving Silicon Valley Bank and Signature Bank. Subsequently, First Republic Bank was acquired by JP Morgan Chase after the FDIC was appointed receiver. The adverse events involving Silicon Valley Bank and Signature Bank caused significant volatility in the trading prices of stock of publicly traded banks and holding companies and have decreased confidence in banks among depositors and investors. Such ramifications could continue or worsen in light of the recent failure and acquisition of First Republic Bank. Banking regulators’ actions in response to these events have included ensuring that depositors of Silicon Valley Bank and Signature Bank would have access to their deposits, including uninsured deposit accounts, establishing the Bank Term Funding Program as an additional source of liquidity for banks generally, and most recently facilitating the acquisition of First Republic Bank by JP Morgan Chase. Continued concerns relating to these adverse events could result in a reduction in demand for our products and services, including withdrawals of uninsured deposits, and could impact profitability and stockholders’ equity. The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

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

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.

One such significant change in 2023 was the implementation of the CECL model, which we adopted on January 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

As a result of the change in methodology from the incurred loss model to the CECL model, on January 1, 2023, the Company recorded a one-time charge, net of tax, of $395,000 to retained earnings and a $500,000 increase to the ACL.

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

The Bank is susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    First Financial Northwest is an entity separate and distinct from our principal subsidiary, the Bank, and derives substantially all of its revenue at the holding company level in the form of dividends from the Bank. Accordingly, First Federal Northwest is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements, including the capital conservation buffer requirement. In the event the Bank is unable to pay dividends to First Financial Northwest, it may not be able to pay dividends on its common stock or repurchase its stock.

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

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management and strategy are integrated into our enterprise-wide risk management (ERM) program, which leverages a "three lines of defense" model to manage risk within the organization. Such model incorporates 1) day-to-day/operational activities and controls that are managed at the business unit level; 2) identification, measurement and mitigation of inherent security risks via the use of internal control and cybersecurity maturity frameworks, operating policies, independent monitoring, risk management and compliance oversight; and 3) internal audit designed to provide objective and independent validation of the design and operating effectiveness of cybersecurity and information security controls. Technology risk (including cybersecurity and overall operational risk) is identified as a key risk area for the Company, and utilizes a combination of manual and automated methods as well as internal and external resources to monitor, measure and mitigate cybersecurity risks.

The ability to mitigate cybersecurity risks is dependent upon an effective risk assessment process that identifies, measures, controls, and monitors material risks stemming from cybersecurity threats. These threats include any potential unauthorized activities occurring through the Company's information systems that could adversely affect the confidentiality, integrity, or availability of the Company's information systems or the data contained therein. The Company's Information Security Program includes a comprehensive information security risk assessment process that incorporates the following elements:

1.Identification of reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of confidential information or information systems.
2.Assessment of the likelihood and potential damage of these threats, taking into consideration the sensitivity of confidential information.
3.Assessment of the sufficiency of policies, procedures, information systems, and other arrangements in place to control risks.

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists.

In designing our Information Security Program, we refer to established industry frameworks - in particular, the Federal Financial Institutions Examination Council (FFIEC) and guidance and best practices from the National Institute of Standards and Technology (NIST). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity, and availability of sensitive information and systems. NIST is part of the U.S. Department of Commerce and among other initiatives, develops cybersecurity standards, guidelines, and other resources to meet the needs of U.S. industry, federal agencies and the broader public. Activities range from producing specific information that organizations can put into practice immediately to longer-term research that anticipates advances in technologies and future challenges. The Company utilizes these frameworks to assist with the design of our Information Security Program, including risk mitigation controls and processes. While we believe our information security program is well-designed and appropriate for our organization, the sophistication of cyber threats continues to increase and the Company's cybersecurity risk management and strategy may be insufficient and may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company's controls are, it may not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may affect the Company's business strategy, results of operations or financial condition, please refer to Item I A. Risk Factors - Risks Related to Cybersecurity, Data and Fraud.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents. We have adopted controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We have developed a formal cybersecurity incident response plan that summarizes the steps the Company will take to respond to a cybersecurity incident. The plan includes an Incident Response Team (IRT), which is responsible for addressing and coordinating all aspects of the Company's response to cybersecurity events. The IRT is supported by operating procedures and guidelines designed to outline the expectations and processes to be followed when responding to incidents of unauthorized access to confidential information maintained by the Company or its service providers. The IRT may consult legal counsel and other external experts in connection with their respective activities. An escalation process has been established for engaging other resources and appropriate reporting protocols at both the management and Board of Directors levels.

Governance

Our Board of Directors has adopted, and reviews annually, a Risk Appetite Statement that articulates the Company's attitude towards risk. The Company's Risk Appetite Statement identifies key risk categories and establishes risk tolerances for each. Associated risk metrics are monitored quarterly by Management and reported to the Audit/Compliance/Risk (ACR) Committee of the Board and the Board of Directors. Management measures and reports inherent risk, mitigating controls, residual risk and emerging risk for various key risk categories, inclusive of cybersecurity and information security risks.

The Company's governance and oversight of cybersecurity risks are facilitated through our Information Security Program, which establishes administrative, technical, and physical safeguards designed to protect the confidential information and records of all the Bank's clients in accordance with FDIC regulations. Our Information Security Program, along with its associated policies and guidelines, takes into account FDIC and FFIEC regulations and guidance on sensitive information protection as well as information system security. It is tailored to align with the Company's risk assessment results, and the size, complexity, nature and scope of our activities.

We maintain relevant expertise within the Bank's management team to manage cybersecurity risks. In particular, the Bank's Information Security Officer (“ISO”) reports directly to the Chief Risk Officer (“CRO”) and provides direction and oversight for information and cyber-security related activities across the Company—including existing and emerging initiatives, service provider arrangements, incident response, business continuity management, staff training, monitoring of key controls and adjusting the information security program in response to changes in operations and internal/external threats and vulnerabilities. The ISO has more than 20 years of information security experience at financial institutions as well as information security consulting firms, and maintains various cybersecurity and IT audit professional certifications. The ISO works in partnership with the Company’s Information Technology department and is supported by both internal and external information technology and information security tools, resources and staff.

Both the CRO and ISO provide routine reports to various management committees and at the Board level—namely the ACR Committee and the Board of Directors—regarding the overall status of the Information Security Program. Such reporting encompasses various aspects, such as risk assessment, risk management and control decisions, service provider arrangements, results of independent testing, cybersecurity incidents or violations and Management's responses, and recommendations for changes to the Information Security Program. The Board of Directors plays a crucial role, annually reviewing and approving our Information Security Program. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing Management's reporting on program effectiveness. Additionally, the Board of Directors' Corporate Governance/Nominating Committee considers information technology and cybersecurity expertise when assessing potential director candidates, to help ensure the Board of Directors has the capability to appropriately oversee Management's activities in these areas.

Item 2. Properties

The corporate office for the Company is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2023, the Bank had 13 leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, Kirkland, University Place, Gig Harbor, and Issaquah. The lending division operations of the Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 10- “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2023, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

                            PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of March 8, 2024, there were approximately 466 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

As of December 31, 2023, our Board of Directors had declared 43 consecutive quarterly cash dividends on our common stock. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The following table represents First Financial Northwest common shares repurchased during the fourth quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan(1)
October 1 - October 31, 2023	—	$—	—	457,000
November 1 - November 30, 2023	—	—	—	457,000
December 1 - December 31, 2023	—	—	—	457,000
	—	—	—

(1) On August 7, 2023, the Company announced that its Board of Directors authorized the repurchase of up 5% of the Company’s outstanding common stock, or approximately 457,000 shares. The August 2023 stock repurchase program commenced on August 10, 2023, and will expire no later than March 16, 2024. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. As a result, there can be no assurance as to the exact number of shares, if any, that will be repurchased under the plan.

Equity Compensation Plan Information

    The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2023 and 2022, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. The Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington at December 31, 2023. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities.
The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. Our business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. During 2023, loan originations, refinances and purchases outpaced repayments of loans, resulting in an increase of $8.8 million in net loans receivable with a balance of $1.18 billion at December 31, 2023.

We continued to geographically expand our loan portfolio through purchases of consumer classic and collectible car loans, that are outside of our primary market area. While the total volume of loan purchases and participations in 2023 decreased compared to 2022, our loan portfolio experienced a positive net change with an aggregate addition of $22.0 million from these programs during 2023.

In our commitment to diversify beyond the State of Washington, our portfolio included $152.8 million in loans to borrowers or secured by properties located in 46 other states, along with Washington, D.C. As of December 31, 2023, the largest concentrations were in California, Florida, Texas, Oregon, and Alabama, totaling $35.1 million, $11.4 million, $10.2 million, $10.0 million and $7.8 million of loans, respectively.

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

    Net income for the year ended December 31, 2023 was $6.3 million, or $0.69 per diluted share, compared to $13.2 million, or $1.45 per diluted share, for the year ended December 31, 2022. The primary contributor to this decrease was a $7.8 million decrease in net interest income as our increase in interest expense significantly outpaced our increase in interest income. In addition, we recorded a recapture of the provision for credit losses of $208,000 in 2023, compared to a $434,000 recapture in 2022, primarily due to credit upgrades and payoffs of loans carrying higher credit risk ratings, updates to economic forecasts used for loans and unfunded commitments, changes in the loan portfolio balances, mix and characteristics and other factors. The decrease in net income was further impacted by a $474,000 reduction in noninterest income and a $41,000 increase in noninterest expense.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. The Bank is currently liability sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Our net interest margin decreased compared to the prior year. The average yield on interest-earning assets increased, primarily due to an increase in market interest rates. For the same reason, average cost of funds also increased, but at a faster pace than the average yield on interest earning assets.

As our loan portfolio increases, or due to an increase for expected losses in our loan portfolio, our ACL may increase, resulting in a decrease to net interest income after the provision for credit losses. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ACL due to loan growth or an increase in expected loan losses. For the year ended December 31, 2023, the Company recorded a recapture of provision in the amount of $208,000.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management services and is also affected by any net gain or loss on sales of investment securities. Our noninterest income decreased $474,000 during the year ended December 31, 2023, compared to 2022, primarily attributable to a $495,000 decrease in loan prepayment penalties.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. We have continued our effort to proactively control our expenses. As a result, our noninterest expense for the year ended December 31, 2023 had little change from the year ended December 31, 2022. The slight increase of $41,000 in noninterest expense was primarily due to a $360,000 increase in regulatory assessments resulting from FDIC’s increasing deposit insurance assessment rate effective this year, a $304,000 increase in other general and administrative expense, due to a number of factors, including increased state/local taxes, business development efforts and deposit related expenses reflecting implementation of new deposit programs in the year, and a $179,000 increase in data processing. These increases were partially offset by a $767,000 decrease in salaries and employee benefits due to several factors, including lower expenses from the replacement of the ESOP by the new profit-sharing plan, lower commission and loan direct cost offset expense resulting due to lower loan origination and a $51,000 decrease in consulting service expense which was part of professional services. Other changes in professional service fees were a $268,000 increase in other professional service expense, primarily resulted from a $419,000 expense related to the unsuccessful negotiation of a potential business combination with another financial institution during the second quarter of the year. This increase was offset by a $163,000 decrease in legal fees and a $106,000 decrease in audit/accounting services/examination fees.

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

Allowance for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to cover estimated credit losses over the life of an exposure. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost using the relevant information about the past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Our methodology for analyzing the ACL comprises two components: the general allowance and the specific allowance. The general allowance establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors ("Q-Factors") adjust expected loss rates for current and forecasted conditions. The Q-Factor methodology involves a blend of quantitative analysis and management judgment, reviewed quarterly. Specific allowances arise when individual loans exhibit unique risk characteristics, leading to an impairment analysis. If management believes that scheduled principal and interest payments will not be fully paid, and the recorded investment is less than the market value of the collateral, a specific reserve is established in the ACL for the loan. The specific reserve amount is calculated using current appraisals, listed sales prices, and other available information. This analysis is subject to inherent subjectivity, relying on estimates that may be revised as more information becomes available.

Our Board of Directors’ Internal Asset Review Committee reviews and recommends for approval the allowance for credit losses on a quarterly basis, and any related provision or recapture of provision for credit losses, and the Board of Directors approves the provision or recapture after considering the Committee’s recommendations. The allowance is increased by the provision for credit losses which is charged against current period earnings. When analysis of the loan/AFS investment portfolio warrants, the allowance is decreased and a recapture of provision of credit losses is included in current period earnings.

We believe that the ACL is a critical accounting estimate because it is highly susceptible to change from period‑to‑period requiring management to make assumptions about expected credit losses of the loan portfolio. The impact of a large unexpected loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. “Risk Factors – Risks Related to Our Lending - Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Assets. The following table details the changes in the composition of our assets at December 31, 2023 from December 31, 2022.

	Balance at December 31, 2023	Balance at December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$8,391	$7,722	$669	8.7%
Interest-earning deposits with banks	22,138	16,598	5,540	33.4
Investments available-for-sale, at fair value	207,915	217,778	(9,863)	(4.5)
Investments held-to-maturity, at amortized cost	2,456	2,444	12	0.5
Loans receivable, net	1,175,925	1,167,083	8,842	0.8
FHLB stock, at cost	6,527	7,512	(985)	(13.1)
Accrued interest receivable	7,359	6,513	846	13.0
Deferred tax assets, net	2,648	2,597	51	2.0
Premises and equipment, net	19,667	21,192	(1,525)	(7.2)
BOLI	37,653	36,286	1,367	3.8
Prepaid expenses and other assets	10,478	12,479	(2,001)	(16.0)
Right of use asset (“ROU”), net	2,617	3,275	(658)	(20.1)
Goodwill	889	889	—	—
Core deposit intangible, net	419	548	(129)	(23.5)
Total assets	$1,505,082	$1,502,916	$2,166	0.1%

The $2.2 million increase in total assets during 2023 was primarily a result of growth in our loan portfolio of $8.8 million, funded by growth in deposits, primarily retail certificates of deposit and principal repayments on our investment securities. Additional factors in our asset growth are described below.

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased by $5.5 million from December 31, 2022 to December 31, 2023, primarily due to management’s electing to maintain additional on-balance sheet liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. During 2023, investments available-for-sale decreased $9.9 million, primarily due to regularly scheduled principal payments on mortgage-backed securities. No investments securities were purchased during 2023.

The effective duration of our securities portfolio decreased slightly to 3.43% at December 31, 2023, as compared to 3.65% at December 31, 2022. Effective duration measures the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $8.8 million during 2023 to $1.18 billion. During the year ended December 31, 2023, one-to-four family loans increased $39.0 million, multifamily loans increased $11.3 million and consumer loans, consistent with management’s strategy to increase the Bank’s portfolio of classic and collectible car loans, increased $7.6 million. Partially offsetting these increases were decreases in commercial real estate loans of $30.0 million, construction/land loans of $16.7 million, and business loans of $2.3 million.

During 2023, we supplemented our loan originations and participations by purchasing $21.9 million in loans, including $19.8 million of performing classic and collectible car loans, and $2.1 million of CRA qualified one-to-four family loans. These out-of-state purchases reflect our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

At December 31, 2023, the Bank had $220,000 of nonaccrual loans. Nonaccrual loans as a percentage of our total loans was 0.02% at both December 31, 2023 and 2022. Adversely classified loans, defined as substandard or below, decreased to $46.1 million at December 31, 2023, from $47.2 million at December 31, 2022 due primarily to principal paydowns, partially offset by a downgrade of a $293,000 one-to-four family loan from special mention to substandard. All substandard loans at December 31, 2023, were considered collateral dependent and individually evaluated for a specific allowance. The Bank is monitoring these loans closely, all of which remain current on their payment obligations, and does not expect to incur any material losses.

The following table presents a breakdown of our nonaccrual loans at the dates indicated.

	December 31,		$ Change
	2023	2022
	(Dollars in thousands)
Nonaccrual loans:
Consumer	$220	$193	$27
Total nonaccrual loans	$220	$193	$27

The Bank did not foreclose on any properties during either 2023 or 2022. There was no LIP related to nonperforming loans at December 31, 2023 or 2022. The level of our nonperforming assets reflects the modest risk profile of our loan portfolio and our commitment to promptly identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for credit losses. We believe that we use the best information available to establish the ACL, and that the ACL as of December 31, 2023 was adequate to cover the expected credit losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ACL was $15.3 million, or 1.28% of total loans receivable at December 31, 2023 as compared to $15.2 million, or 1.29% of total loans receivable at December 31, 2022. The following table details activity and information related to the ACL for the years ended December 31, 2023 and 2022.

	At or For the Years Ended December 31,
	2023	2022
	(Dollars in thousands)
ACL balance at beginning of year	$15,227	$15,657
Adjustment for adoption of Topic 326	500	—
Recapture of provision for credit losses - loans	(400)	(400)
Charge-offs	(22)	(37)
Recoveries	1	7
ACL balance at end of year	$15,306	$15,227

ACL as a percent of total loans	1.28%	1.29%
ACL as a percent of nonaccrual loans	6,957.27%	7,889.78%
Total nonaccrual loans	$220	$193
Nonaccrual loans as a percent of total loans	0.02%	0.02%
Total loans receivable	$1,191,231	$1,182,310
Total loans originated	181,156	271,403

Intangible assets. As a result of the Branch Acquisition in 2017, we recognized goodwill of $889,000 and a CDI of $1.3 million. The Company performed an impairment analysis at December 31, 2023, and determined that no impairment of goodwill and CDI existed. However, if adverse economic conditions or a decrease in the Company’s stock price and market capitalization were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.

The CDI was provided by a third-party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount is amortized into noninterest expense on an accelerated basis over ten years and had a balance of $419,000 at December 31, 2023.

Deposits. During the year ended December 31, 2023, deposits increased $24.1 million from December 31, 2022. Details of deposit balances and their concentrations are as follows:

	December 31,
	2023		2022
	(Dollars in thousands)
Noninterest-bearing demand deposits	$100,899	8.4%	$119,944	10.3%
Interest-bearing demand deposits	56,968	4.8	96,632	8.3
Savings	18,886	1.6	23,636	2.0
Money market	529,411	44.3	542,388	46.4
Certificates of deposit, retail	357,153	29.9	262,554	22.3
Brokered deposits (1)	130,790	11.0	124,886	10.7
Total deposits	$1,194,107	100.0%	$1,170,040	100.0%
____________
(1) Brokered deposits at December 31, 2023 and 2022, were comprised of $95.2 million and $89.8 million of certificates of deposit, $25.1 million and $25.1 million of interest-bearing demand deposits, and $10.4 million and $10.0 million of money market deposits, respectively.

The growth in deposits during 2023 was primarily attributed to a $94.6 million increase in retail certificates of deposit due in large part to promotions of these products during the year. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. When retail deposit balances do not meet our funding needs, we utilize brokered deposits, the national deposit marketplace and other wholesale funding sources. These funds are used to fund loan origination and support other operation needs. During 2023, the Company increased its usage of brokered deposits, in particular brokered certificates of deposit, due in large part to the stability of such deposits. While the rates paid on brokered deposit are generally higher than retail deposits obtained through our branch network, brokered deposit customers do not have the ability to withdraw these deposits, making such deposits very valuable in times of volatility in the banking industry. With the turmoil in markets created by the failure of financial institutions in the first quarter of 2023, the industry’s focus on liquidity and stability of deposits increased materially. This was the primary factor that influenced the increase use of brokered deposits in 2023, with the average balance of brokered deposits increasing to $162.2 million for the year ended December 31, 2023, from an average balance of $41.6 million during 2022. The increases in retail and brokered certificates of deposit were partially offset by a $19.0 million decrease in noninterest-bearing deposits, a $39.7 million decrease in interest-bearing demand deposits, a $4.8 million decrease in savings and a $13.0 million in money market accounts.

At December 31, 2023 and December 31, 2022, we held $85.8 million and $61.0 million in public funds, of which $39.4 million and $20.1 million were retail certificates of deposits, respectively. These funds were secured with the Washington State Public Deposit Protection Commission by $26.5 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances at December 31, 2023 were $125.0 million compared to $145.0 million at December 31, 2022. At December 31, 2023, our FHLB advances consisted of $25.0 million of fixed-rate three-month advances that renew quarterly, $90.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below, and $10.0 million of overnight FHLB advances. The availability of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our funding needs change, consistent with our asset/liability objectives. Average borrowings during 2023 were $127.3 million. At December 31, 2023, all of our FHLB advances were due to mature in less than two months.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank enters into interest rate swap agreements with qualified institutions designated as cash flow hedge instruments. On July 17, 2023, the Bank entered into two new interest rate swap agreements with qualified institutions. One agreement had a $15.0 million notional amount, a two-year maturity and a fixed rate of 4.57%. The second agreement had a $15.0 million notional amount, a three-year maturity and a fixed rate of 4.15%. On November 20, 2023, a $10.0 million notional swap with a four-year maturity and a fixed rate of 1.59% matured and was not replaced. As of December 31, 2023, the Bank had eight interest rate swap agreements. These agreements had an aggregate notional amount of $115.0 million, with individual notional amounts ranging from $10.0 million to $15.0 million, a weighted-average remaining term of 3.0 years and a weighted-average fixed rate of 1.87%. The remaining maturity of these agreements is from eight months to 5.8 years.

Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding SOFR index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2023, we recognized a $7.6 million fair value asset as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Total stockholders’ equity increased to $161.7 million at December 31, 2023, from $160.4 million at December 31, 2022. Increases to stockholders’ equity for the year ended December 31, 2023, included $6.3 million of net income and $605,000 in stock-based compensation recognized as additional paid-in-capital over the vesting periods of the stock awards. In addition, the exercise of stock options resulted in the issuance of 95,019 shares of common stock and a $1.0 million increase to additional paid-in capital.

These increases were partially offset by a $459,000 other comprehensive loss from the decrease in fair value of our derivative portfolio, partially offset by increases in value of our available-for-sale investments. These increases were further offset by a $395,000 net of tax adjustment to retained earnings resulting from the adoption of ASU 2016-13 and a $1.0 million decrease to additional paid-in-capital from the cancellation of 83,722 shares of stock awards. In addition, shareholder cash dividends of $0.52 per share were paid during 2023, reducing retained earnings by $4.8 million.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Interest Income. Net interest income in 2023 was $40.5 million, a $7.8 million or 16.2% decrease from $48.4 million in 2022, due primarily to a $26.7 million increase in interest expense outpacing the $18.9 million increase in interest income. The increase in interest income was primarily due to the increase in average yield on interest-earning assets to 5.44% for the year ended December 31, 2023 from 4.33% for the year ended December 31, 2022, a result of increases in market interest rates during the year and our deployment of excess liquidity into higher yielding assets. Average interest-earning assets increased $69.0 million, fully funded by a $83.5 million increase in interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 3.05% for the year ended December 31, 2023 from 0.95% for the year ended December 31, 2022, as a result of the persistently elevated short-term interest rates and the change in the Company’s deposit mix. In 2023, our average balance of interest-bearing demand, savings, money market and noninterest-bearing deposits decreased $21.1 million, $3.2 million, $95.6 million and $15.4 million, respectively, contributing to the need to increase usage of brokered deposits and other funding alternatives. As a result, average balance of brokered deposits increased to $162.2 million at December 31, 2023 from an average balance of $41.6 million at December 31, 2022. The average balance of the retail certificates of deposit increased $69.4 million during 2023 compared to 2022 due in large part to promotions of these products this year. As a result of our utilizing higher costing brokered deposits to meet our funding needs in 2023, our net interest margin decreased to 2.82% for the year ended December 31, 2023, from 3.53% for the year ended December 31, 2022. For more information, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,172,569	5.71%	$1,128,835	4.69%	$14,003
Investments	213,261	3.97	203,148	2.76	2,871
Interest-earning deposits	44,684	5.06	30,176	1.28	1,875
FHLB stock	6,857	7.07	6,256	5.08	167
Total interest-earning assets	$1,437,371	5.44%	$1,368,415	4.33%	$18,916

During the year ended December 31, 2023, interest income on net loans receivable increased $14.0 million due to increases in the average yield and, to a lesser extent, the average balance of loans. The average loan yield increased to 5.71% from 4.69% and the average balance of loans receivable increased $43.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to loans originated or refinanced at higher rates or adjusted upward in this rising rate environment.

Interest income on investments available-for-sale increased $2.9 million during 2023, due to an increase in the average yield to 3.97% from 2.76% for the prior year and, to a lesser extent, a $10.1 million increase in the average balance of investments. Approximately 44% of our investment portfolio was comprised of variable rate securities which repriced during the rising rate environment during 2023.

Interest income on interest-earning deposits increased $1.9 million during the year ended December 31, 2023 compared to the prior year, due to a 378 basis point increase in the average yield to 5.06% for the year ended December 31, 2023, from 1.28% for the year ended December 31, 2022 and, to a lesser extent, a $14.5 million increase in their average balance.

The following table details average balances, cost of funds and the resulting changes in interest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$80,646	1.26%	$101,744	0.47%	$535
Savings accounts	20,612	0.03	23,823	0.03	(1)
Money market accounts	498,419	2.91	593,984	0.63	10,759
Certificates of deposit, retail	342,638	3.13	273,197	1.33	7,106
Brokered deposits	162,195	5.02	41,603	2.62	7,053
FHLB advances and other borrowings	127,263	2.52	113,890	1.70	1,274
Total interest-bearing liabilities	$1,231,773	3.05%	$1,148,241	0.95%	$26,726

Interest expense increased $26.7 million to $37.6 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. The increase was primarily a result of the increase in average cost of interest-bearing deposits to 3.12% for the year ended December 31, 2023, compared to 0.87% for the year ended December 31, 2022, primarily attributed to the rising rate environment in 2023.

Interest expense increased on all deposit categories other than savings during the year ended December 31, 2023 compared to the year ended December 31, 2022. Increases were $535,000, $10.8 million, $7.1 million and $7.1 million for interest-bearing demand, money market, retail certificates of deposit and brokered deposits, respectively. Interest expense on interest-bearing demand accounts increased, primarily due to average cost increasing to 1.26% in 2023 as compared to 0.47% in 2022, partially offset by a $21.1 million reduction in average balance. Interest expense on money market accounts increased, primarily due a 228 basis point increase in average cost, partially offset by a $95.6 million decrease in average balance. To compensate for the volume loss in interest-bearing demand and money market accounts, the Bank promoted their retail certificate of deposits and increased the utilization of brokered deposits as an alternative funding source in 2023. As a result, interest expense on both retail certificates of deposit and brokered deposits increased during 2023. Retail certificates of deposit had an average balance of $342.6 million and an average cost of 3.13% in 2023, compared to average balance of $273.2 million and average cost of 1.33% in 2022. The average balance of brokered deposits increased $120.6 million to $162.2 million for the year ended December 31, 2023, compared to $41.6 million for the year ended December 31, 2022. The average cost of brokered deposits increased 240 basis points to 5.02% in 2023 from 2.62% in 2022.

Interest expense on FHLB advances and other borrowings increased $1.3 million in 2023 compared to 2022 due to combination of an 82 basis point increase in the average rate paid on advances and, to a lesser extent, a $13.4 million increase in average balance. As a result of the interest rate hikes in 2023, the average cost of these advances increased to 2.52% for the year ended December 31, 2023, compared to 1.70% for the year ended December 31, 2022.

Provision for Credit Losses. We recorded a recapture of the provision for credit losses for loans of $400,000 for the year ended December 31, 2023. This recapture, combined with a $192,000 provision for credit losses on unfunded loan commitments resulted in a net recapture of provision of $208,000 in 2023. We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), effective January 1, 2023, which resulted in a net of tax charge of $395,000 to retained earnings and a $500,000 increase in the ACL. This one-time adoption adjustment, combined with the $208,000 recapture of provision, resulted in a $79,000 increase in the ACL. The percentage of the ACL to total loans was 1.28% at December 31, 2023, compared to 1.29% at December 31, 2022. The recapture of provision for credit losses for loans in 2023 was due primarily to credit upgrades and payoffs of loans carrying higher credit risk ratings, updates to economic forecasts used for loans and unfunded commitments, changes in the loan portfolio balances, mix and characteristics and other factors.

In 2022, we recorded a recapture of the provision for loan and lease losses of $400,000. Combining with a $34,000 recapture of provision for loan and lease losses on unfunded commitments, a $434,000 net recapture of provision for loan and lease losses was reflected in our financial statements. The recapture of provision in 2022 was primarily a result of $14.4 million of loans downgraded to substandard, resulting in these loans being removed from the calculation of the general allowance for loan and lease losses and instead being individually analyzed for required specific reserve, which indicated no additional specific reserve was needed. Changes in the composition of our loan portfolio, with $90.7 million growth in lower risk one-to-four family residential loans and a decline in higher risk construction/land loans with over $20.0 million of these loans converting to permanent multifamily loans also contributed to the recapture of provision in 2022.

Noninterest Income. Noninterest income decreased $474,000 to $2.8 million for the year ended December 31, 2023 from $3.2 million for the year ended December 31, 2022. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Gain on sale of investments, net	$—	$27	$(27)	(100.0)%
BOLI change in cash surrender value	1,081	1,004	77	7.7
Wealth management revenue	253	312	(59)	(18.9)
Deposit related fees	956	936	20	2.1
Loan related fees	275	919	(644)	(70.1)
Other	208	49	159	324.5
Total noninterest income	$2,773	$3,247	$(474)	(14.6)%

The largest change to our noninterest income was a $644,000 decrease in loan related fees for the year ended December 31, 2023, primarily due to a $495,000 decrease in fees collected on loan prepayments during the year and a $94,000 decrease in annual fees earned on business lines of credit (“LOC”) due to the timing difference in the receipt of such fees in the comparable periods.

    Wealth management revenue decreased $59,000 in 2023. This decline was primarily attributed to challenges in identifying and hiring a replacement for a wealth advisor in our primary location, a goal that was successfully achieved in late 2023 with onboarding of a tenured senior wealth advisor. Additionally, our existing investor base skews toward an older demographic with a conservative, low-risk investing profile. The inclination of these clients toward cash and cash equivalents, which provides attractive returns with nominal commission expenses, has resulted in a slightly reduced revenue impact.
BOLI income increased $77,000 for the year ended December 31, 2023, primarily due to net increases in cash surrender value of certain policies during the year of 2023.

Other noninterest income increased $159,000 during 2023 compared to the prior year, primarily due to a $139,000 combined result of mark-to-market value adjustment and capital distributions from our fintech focused investment. In addition, merchant service fees increased $17,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in business account referrals to our third-party card payment processing vendor.

Noninterest Expense. Noninterest expense increased $41,000, or 0.1% to $35.7 million for the year ended December 31, 2023 from $35.6 million for the year ended December 31, 2022. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,366	$21,133	$(767)	(3.6)%
Occupancy and equipment	4,748	4,776	(28)	(0.6)
Professional fees	2,288	2,339	(51)	(2.2)
Data processing	2,857	2,678	179	6.7
Regulatory assessments	763	403	360	89.3
Insurance and bond premiums	468	464	4	0.9
Marketing	343	303	40	13.2
Other general and administrative	3,833	3,529	304	8.6
Total noninterest expense	$35,666	$35,625	$41	0.1%

For the year ended December 31, 2023, regulatory assessments increased $360,000 as a result of the FDIC increasing deposit insurance assessment rates by two basis points effective this year. Other general and administrative expense increased $304,000 due to a number of factors, including increased state/local taxes, business development efforts and deposit related expenses reflecting implementation of new deposit programs this year. Data processing expense increased $179,000 primarily due to the reclassification of some expenses to data processing from “Other general and administrative”.

These increases were partially offset by a $767,000 decrease in salaries and employee benefits. The decrease in salaries and employee benefits primarily was due to a $1.4 million decrease in ESOP expense resulting from the remaining unallocated shares under the ESOP being fully allocated during 2022, $815,000 decrease in incentive pay, as well as a $59,000 decrease in health insurance costs and a $52,000 decrease in expense related to the Pentegra pension plan, partially offset by an $804,000 increase in salaries and wages and $737,000 increase in expenses related to the profit-sharing program which replaced the ESOP in 2023. Additional changes within salary and benefits include a $325,000 decrease in commissions which was mostly offset by the $306,000 decrease in loan origination direct cost offset due to lower loan originations, and a $178,000 increase in 401(k) matching contributions which was offset by a $178,000 increase in compensation expense related to the grant of equity awards.

The $51,000 decrease in professional fees for the year ended December 31, 2023 compared to the prior year, was partially offset by the $40,000 increase in marketing expense, primarily attributed to our 100-year anniversary.

Federal Income Tax Expense. We recorded a $1.6 million federal income tax provision for 2023, compared to $3.2 million for 2022. The decrease in federal income tax provision for 2023 was primarily the result of a $8.6 million decrease in pretax net income.

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

	Year Ended December 31,
	2023			2022			2021
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,172,569	$66,938	5.71%	$1,128,835	$52,935	4.69%	$1,098,772	$50,170	4.57%
Investments, taxable(2)	190,968	7,965	4.17	180,085	5,105	2.83	151,768	2,765	1.82
Investments, non-taxable(2)	22,293	509	2.28	23,063	498	2.16	24,342	459	1.89
Interest-earning deposits	44,684	2,261	5.06	30,176	386	1.28	60,482	72	0.12
FHLB stock	6,857	485	7.07	6,256	318	5.08	6,271	332	5.29
Total interest-earning assets	1,437,371	78,158	5.44	1,368,415	59,242	4.33	1,341,635	53,798	4.01
Noninterest earning assets	92,140			87,324			79,841
Total average assets	$1,529,511			$1,455,739			$1,421,476
Interest-bearing liabilities:
Interest-bearing demand accounts	$80,646	$1,013	1.26%	$101,744	$478	0.47%	$106,684	$90	0.08%
Savings accounts	20,612	6	0.03	23,823	7	0.03	21,715	6	0.03
Money market accounts	498,419	14,503	2.91	593,984	3,744	0.63	545,306	1,601	0.29
Certificates of deposit, retail	342,638	10,741	3.13	273,197	3,635	1.33	342,147	5,519	1.61
Brokered deposits	162,195	8,144	5.02	41,603	1,091	2.62	—	—	—
Total deposits	1,104,510	34,407	3.12	1,034,351	8,955	0.87	1,015,852	7,216	0.71
Advances from the FHLB and other borrowings	127,263	3,208	2.52	113,890	1,934	1.70	115,466	1,603	1.39
Total interest-bearing liabilities	1,231,773	37,615	3.05	1,148,241	10,889	0.95	1,131,318	8,819	0.78
Noninterest bearing liabilities	137,310			148,813			130,117
Average equity	160,428			158,685			160,041
Total average liabilities and equity	$1,529,511			$1,455,739			$1,421,476
Net interest income		$40,543			$48,353			$44,979

Net interest margin			2.82%			3.53%			3.35%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		116.69%			119.17%			118.59%
________________
(1) The average loans receivable, net balances include nonaccrual loans and deferred fees (costs).
(2) Average balances of investments are based on fair value.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, as well as our interest rate spread and net interest margin, at and for the periods indicated.

	Weighted Average Yield/Rate at December 31, 2023	Net Yield/Rate at and for the Year Ended December 31,
		2023	2022	2021
Yield on interest-earning assets:
Loans receivable, net	5.79%	5.71%	4.69%	4.57%
Investments, taxable	3.97	4.17	2.83	1.82
Investments, non-taxable	1.98	2.28	2.16	1.89
Interest-earning deposits	5.36	5.06	1.28	0.12
FHLB stock	6.86	7.07	5.08	5.29
Total interest-earning assets	5.49	5.44	4.33	4.01
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.32	1.26	0.47	0.08
Savings accounts	0.03	0.03	0.03	0.03
Money market accounts	3.43	2.91	0.63	0.29
Certificates of deposit, retail	3.94	3.13	1.33	1.61
Brokered deposits	5.12	5.02	2.62	—
Total interest-bearing deposits	3.58	3.12	0.87	0.71
Advances from the FHLB and other borrowings	2.22	2.52	1.70	1.39
Total interest-bearing liabilities	3.44	3.05	0.95	0.78
Interest rate spread	2.05	2.39	3.38	3.23
Net interest margin	n/a	2.82	3.53	3.35

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

	Year Ended December 31, 2023 Compared to December 31, 2022 Change in Interest			Year Ended December 31, 2022 Compared to December 31, 2021 Change in Interest
	2023			2022
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$11,952	$2,051	$14,003	$1,392	$1,373	$2,765
Investments, taxable	2,551	309	2,860	1,824	516	2,340
Investments, non-taxable	28	(17)	11	63	(24)	39
Interest-earning deposits	1,689	186	1,875	350	(36)	314
FHLB stock	136	31	167	(13)	(1)	(14)
Net change in interest income	16,356	2,560	18,916	3,616	1,828	5,444

Interest-bearing liabilities:
Interest-bearing demand accounts	634	(99)	535	392	(4)	388
Savings accounts	—	(1)	(1)	—	1	1
Money market accounts	11,361	(602)	10,759	2,000	143	2,143
Certificates of deposit, retail	6,182	924	7,106	(772)	(1,112)	(1,884)
Brokered deposits	3,891	3,162	7,053	1,091	—	1,091
Advances from FHLB and other borrowings	1,047	227	1,274	353	(22)	331
Net change in interest expense	23,115	3,611	26,726	3,064	(994)	2,070
Net change in net interest income	$(6,759)	$(1,051)	$(7,810)	$552	$2,822	$3,374

Asset and Liability Management and Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate risk, credit risk, and profitability. It is the responsibility of the ALCO to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:
•economic conditions;
•interest rate outlook;
•asset/liability mix;
•interest rate risk sensitivity;
•current market opportunities to promote specific products;
•historical financial results;
•projected financial results; and
•capital position.

The ALCO also reviews current and projected liquidity needs. As part of its procedures, the ALCO regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

To effectively manage interest rate risk, we have implemented the following strategies:

•we prioritize originating loans with shorter terms and higher yields whenever feasible. This approach helps to mitigate exposure to interest rate fluctuations.;
•we aim to increase the balances of non-maturity deposits with less rate sensitivity. This strategy provides stability and flexibility in managing interest rate risk.
•our investment portfolio includes securities with relatively short average lives, typically less than eight years. This ensures that the portfolio is responsive to changing interest rate conditions.
•we added $20.3 million of adjustable-rate loans into our loan portfolio. This diversification helps in adapting to changes in interest rates and managing overall risk.
•as a funding source, we may employ brokered certificates of deposit with a call option. This strategy provides flexibility in managing funding costs while incorporating an option to adjust based on market conditions; and
•we have employed interest rate swaps to effectively fix the rate on $115.0 million of FHLB advances. This use of swaps helps us secure favorable interest rates on specific funding sources, contributing to interest rate risk management.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 63.5% of our loans were adjustable-rate loans at December 31, 2023. At that date, $410.8 million, or 54.3%, of these loans with a weighted-average interest rate of 4.75% were at their floor interest rate. A portion of these loans are set to reprice at defined time intervals. Adjustable rate loans that are based on prime rate plus a specified margin recalculate each time the prime rate changes. When the floor rate is above a prime rate based loan’s fully indexed rate, the Bank will not receive the benefit of an increase in market rates until the prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At December 31, 2023, the Bank’s net loans receivable included $128.9 million of prime based loans, all of which were priced above their floors at that date.

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

Our income simulation model examines changes in net interest income in scenarios where interest rates were assumed to remain at their base level, and instantaneously increase and decrease by 100, 200, 300 and 400 basis points.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2023, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement. Net interest income would decline in year one under all four rising rate scenarios, with the larger the increase in the interest rate, the larger decline in net interest income.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2023
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+400	$35,094	(11.26)%
+300	36,203	(8.46)
+200	37,275	(5.75)
+100	38,477	(2.71)
Base	39,547	—
(100)	40,391	2.13
(200)	42,593	7.70
(300)	41,606	5.21
(400)	41,874	5.88

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2023, the undisbursed portion of construction LIP totaled $44.6 million and unused lines of credit were $39.1 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investments. Retail certificates of deposit and brokered certificates of deposit scheduled to mature in one year or less at December 31, 2023, totaled $257.0 million and $73.2 million, respectively. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank. In addition, we had the ability at December 31, 2023 to borrow an additional $326.3 million from the FHLB, based on our collateral capacity, $55.8 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is our retail deposits. When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets, including but not limited to, selling investments at a loss, which could adversely impact our earnings and capital levels. During 2023, to supplement the decline in retail deposits resulting from the rising rate environment, we increased the utilization of brokered deposits as a funding source. We may continue to utilize this type of funding to manage our liquidity position if desirable growth in retail deposits is not expected.

On a monthly basis, we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our ALCO in forecasting funding needs and investing opportunities.

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

Based on our current capital allocation objectives, during fiscal 2024 we expect cash expenditures of $759,000 for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank, and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2024 at this rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million, based on the number of our current outstanding shares at December 31, 2023.

For the fiscal year ending December 31, 2024, we project that our fixed commitments will include (i) $845,000 of operating lease payments and (ii) other future obligations and accrued expenses of $21.5 million. At December 31, 2023, our $125.0 million in FHLB borrowings are all short-term and $115.0 million of our advances are tied to interest rate swap agreements and are expected to be renewed as they mature during 2024. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our total stockholders’ equity was $161.7 million at December 31, 2023. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2023, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank were as follows as of December 31, 2023: Total capital to risk-weighted assets was 16.15%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.90%; and Tier 1 capital to total assets was 10.18%. At December 31, 2023, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

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

First Financial Northwest is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, First Financial Northwest is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since First Financial Northwest is a holding company and does not conduct operations, its primary sources of liquidity are interest earned on interest-earning assets, principally interest-earning deposits, dividends up streamed from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to First Financial Northwest by the Bank. See, Item 8. "Note 14: Regulatory Capital Requirements" in the accompanying notes to consolidated financial statements and Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Dividends” in this Form 10-K. At December 31, 2023, First Financial Northwest, on an unconsolidated basis, had $8.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

Item 8. Financial Statements and Supplementary Data

[Letterhead of Moss Adams LLP]

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
First Financial Northwest, Inc., and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc., and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The new credit loss standard is also communicated as a critical audit matter below.

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

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $15.3 million at December 31, 2023. The allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost using the relevant information about the past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. It is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, current economic forecasts, projected payment estimates, changes in the nature and volume of the loan portfolio, overall portfolio quality, and certain other factors that may affect the borrowers’ ability to pay.

We identified management’s estimation and application of qualitative factors and current economic forecasts, both of which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. To estimate the allowance for credit losses, the Company determines the life of loan loss rates and analyzes qualitative factors that assess the current loan portfolio conditions and the economic environment. The qualitative factors adjust the expected loss rates for current and forecasted conditions that may not be fully provided for in the historical loss information. The Company has established a methodology for adjusting the previously determined expected loss rates based on current economic forecasts. The qualitative factor methodology is based on a blend of quantitative analysis and management judgement. Auditing management’s judgments regarding the qualitative factors and current economic forecasts applied to the allowance for credit losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

◦Testing the appropriateness of the methodology used in the calculation of the allowance for credit losses, as well as testing the completeness and accuracy of the data used in the calculation, application of the qualitative factors and current economic forecasts determined by management and used in the calculation, and verifying calculations in the allowance for credit losses.

◦Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for credit losses are supported by the documentation provided by management.

◦Obtaining management’s analysis and supporting documentation related to the current economic forecasts, and testing whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.

/s/ Moss Adams LLP

Everett, Washington
March 13, 2024

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2023	2022
Assets
Cash on hand and in banks	$8,391	$7,722
Interest-earning deposits with banks	22,138	16,598
Investments available-for-sale, at fair value	207,915	217,778
Investments held-to-maturity, at amortized cost	2,456	2,444
Loans receivable, net of allowance of $15,306 and $15,227	1,175,925	1,167,083
Federal Home Loan Bank (“FHLB”) stock, at cost	6,527	7,512
Accrued interest receivable	7,359	6,513
Deferred tax assets, net	2,648	2,597
Premises and equipment, net	19,667	21,192
Bank owned life insurance (“BOLI”)	37,653	36,286
Prepaid expenses and other assets	10,478	12,479
Right of use asset (“ROU”), net	2,617	3,275
Goodwill	889	889
Core deposit intangible, net	419	548
Total assets	$1,505,082	$1,502,916

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing deposits	$100,899	$119,944
Interest-bearing deposits	1,093,208	1,050,096
Total deposits	1,194,107	1,170,040
FHLB advances	125,000	145,000
Advance payments from borrowers for taxes and insurance	2,952	3,051
Lease liability, net	2,806	3,454
Accrued interest payable	2,739	328
Other liabilities	15,818	20,683
Total liabilities	1,343,422	1,342,556

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,179,510 shares at December 31, 2023, and 9,127,595 shares at December 31, 2022	92	91
Additional paid-in capital	73,035	72,424
Retained earnings, substantially restricted	96,206	95,059
Accumulated other comprehensive loss, net of tax	(7,673)	(7,214)
Total stockholders’ equity	$161,660	$160,360
Total liabilities and stockholders’ equity	$1,505,082	$1,502,916

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2023	2022
Interest income
Loans, including fees	$66,938	$52,935
Investments	8,474	5,603
Interest-earning deposits	2,261	386
Dividends on FHLB stock	485	318
Total interest income	78,158	59,242
Interest expense
Deposits	34,407	8,955
FHLB advances and other borrowings	3,208	1,934
Total interest expense	37,615	$10889
Net interest income	40,543	48,353
Recapture of provision for credit losses	(208)	(434)
Net interest income after recapture of provision for credit losses	40,751	48,787
Noninterest income
Net gain on sale of investments	—	27
BOLI income	1,081	1,004
Wealth management revenue, net	253	312
Deposit related fees	956	936
Loan related fees	275	919
Other	208	49
Total noninterest income	2,773	3,247
Noninterest expense
Salaries and employee benefits	20,366	21,133
Occupancy and equipment	4,748	4,776
Professional fees	2,288	2,339
Data processing	2,857	2,678
Regulatory assessments	763	403
Insurance and bond premiums	468	464
Marketing	343	303
Other general and administrative	3,833	3,529
Total noninterest expense	35,666	35,625
Income before provision for federal income taxes	7,858	16,409
Federal income tax provision	1,553	3,169
Net income	$6,305	$13,240

Basic earnings per common share	$0.69	$1.47
Diluted earnings per common share	$0.69	$1.45
Basic weighted average number of common shares outstanding	9,126,209	9,006,369
Diluted weighted average number of common shares outstanding	9,152,617	9,102,283

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022

Net income	$6,305	$13,240
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on available-for-sale securities	2,340	(18,319)
Tax effect	(492)	3,847
Reclassification adjustment for net gains realized in income	—	(27)
Tax effect	—	6
(Losses) gains on cash flow hedges	(2,920)	8,994
Tax effect	613	(1,889)
Other comprehensive loss, net of tax	(459)	(7,388)
Total comprehensive income	$5,846	$5,852

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), net of tax	Unearned Employee Stock Ownership Plan (“ESOP”)	Total Stockholders’ Equity
Balances at December 31, 2021	9,125,759	$91	$72,298	$86,162	$174	$(846)	$157,879
Net income	—	—	—	13,240	—	—	13,240
Other comprehensive loss, net of tax	—	—	—	—	(7,388)	—	(7,388)
Exercise of stock options	54,481	(1)	455	—	—	—	454
Issuance of common stock - restricted stock awards, net	45,544	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	770	—	—	—	770
Allocation of 84,640 ESOP shares	—	—	526	—	—	846	1,372
Repurchase and retirement of common stock	(84,981)	1	(1,399)	—	—	—	(1,398)
Canceled common stock - restricted stock awards	(13,208)	—	(226)	—	—	—	(226)
Cash dividends declared and paid ($0.48 per share)	—	—	—	(4,343)	—	—	(4,343)
Balances at December 31, 2022	9,127,595	91	72,424	95,059	(7,214)	—	160,360
Net income	—	—	—	6,305	—	—	6,305
Other comprehensive loss, net of tax	—	—	—	—	(459)	—	(459)
Exercise of stock options	95,019	—	1,023	—	—	—	1,023
Issuance of common stock - restricted stock awards, net	40,618	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	605	—	—	—	605
Canceled common stock - stock awards	(83,722)	—	(1,017)	—	—	—	(1,017)
Cash dividends declared and paid ($0.52 per share)	—	—	—	(4,763)	—	—	(4,763)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	—	(395)
Balances at December 31, 2023	9,179,510	$92	$73,035	$96,206	$(7,673)	$—	$161,660

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,305	$13,240
Adjustments to reconcile net income to net cash provided by operating activities
Recapture of provision for credit losses	(208)	(434)
Net amortization of premiums and discounts on investments	534	720
Gain on sale of investments available-for-sale	—	(27)
Depreciation of premises and equipment	2,028	2,153
Loss on disposal of premises and equipment	4	1
Deferred federal income taxes	175	217
Allocation of ESOP shares	—	1,372
Stock compensation expense	605	770
BOLI income	(1,081)	(1,004)
Annuity income	(12)	(10)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(790)	279
Decrease in lease ROU asset	766	739
(Decrease) increase in advance payments from borrowers for taxes and insurance	(99)	142
Increase in accrued interest receivable	(846)	(1,228)
Decrease in lease liability	(756)	(719)
Increase in accrued interest payable	2,411	216
(Decrease) increase in other liabilities	(4,865)	11,565
Net cash provided by operating activities	4,171	27,992
Cash flows from investing activities:
Proceeds from sales and call of investments	—	11,089
Principal repayments on investments	11,669	16,729
Purchases of investments available-for-sale	—	(95,687)
Net increase in loans receivable	(9,134)	(63,222)
Purchases of premises and equipment	(507)	(906)
Sale (purchase) of FHLB stock	985	(2,047)
Purchase of BOLI	(286)	(72)
Net cash provided (used) by investing activities	2,727	(134,116)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Continued)
	Year Ended December 31,
	2023	2022
Cash flows from financing activities:
Net increase in deposits	24,067	12,566
Advances from the FHLB	189,000	196,000
Repayments of advances from the FHLB	(209,000)	(146,000)
Proceeds from stock options exercises	1,023	454
Net share settlement of stock awards	(1,016)	(226)
Repurchase and retirement of common stock	—	(1,398)
Dividends paid	(4,763)	(4,343)
Net cash (used) provided by financing activities	$(689)	$57,053

Net increase (decrease) in cash and cash equivalents	$6,209	$(49,071)
Cash and cash equivalents at beginning of year	24,320	73,391
Cash and cash equivalents at end of year	$30,529	$24,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,204	$10,673
Federal income taxes	1,900	2,485

Noncash transactions:
Unrealized gain (loss) arising during the year on investments available-for-sale	2,340	(18,346)
Unrealized (loss) gain arising during the year on cash flow hedge	(2,920)	8,994
Initial recognition of ROU asset for new leases	108	368
Initial recognition of lease liability for new leases	108	368
Initial recognition of ACL	395	—

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

    First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to the Bank. First Financial Northwest converted from a savings and loan holding company to a bank holding company in 2015 and is subject to regulation by the Board of Governors of the Federal Reserve of the Federal Reserve System ((the “Federal Reserve Board” or “Federal Reserve”) through the Federal Reserve Bank of San Francisco (the “FRB”). The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the “DFI”).

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

The Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville, Bothell, Kent, Kirkland and Issaquah. In Snohomish County, five branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In Pierce County, two branch offices serve Gig Harbor and University Place. The Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

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

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. Material estimates particularly subject to change include the allowance for credit losses (“ACL”).

Subsequent Events

    On January 10, 2024, the Bank entered into a definitive agreement in which Global Credit Union will acquire the Bank. The transaction is structured as a purchase and assumption agreement with Global purchasing substantially all assets and assuming substantially all liabilities of the Bank for the all-cash consideration of $231.2 million, subject to certain adjustments, and subject to receiving all regulatory approvals, approval by the shareholders of the Company, and other customary closing conditions.

On February 12, 2024, the Company declared a quarterly dividend to common shareholders of $0.13 per share, to be paid on March 28, 2024, to shareholders of record as of March 15, 2024.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. Effective March 26, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at December 31, 2023 and 2022.

Investments

    Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. At December 31, 2023 and 2022, we had held-to-maturity and available-for-sale, but no trading securities.

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

Management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. Management considers many factors including recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. For debt securities, if management intends to sell the security or it is likely that management will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If management does not intend to sell the security and it is not likely that management will be required to sell the security but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected, limited to the amount that the security’s fair value is less than its amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI.

Loans Receivable

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the ACL, net deferred fees or costs, premium and discounts. Interest on loans is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration the borrower’s willingness and ability to make the loan payments and historical repayment performance. We require the borrower to make the loan payments consistently for a period of at least six months as agreed to under the terms of any modified loan agreement before we will consider reclassifying the loan to accrual status.

Individually Evaluated Loans

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral.

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. Changes in the ACL for all other individually evaluated loans is substantially on the Company’s evaluation of cash flows expected to be received from such loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty

     Loan modifications are made in the ordinary course of business and are completed on a case-by-case basis through negotiation with the borrower in connection with the ongoing loan collection processes. Loan modifications are made to provide borrowers payment relief and typically include adjustments such as changes to interest rate, advancement of maturity date, and interest only payments for a period of time. Effective January 1, 2023, the Company adopted ASU 2022-02, which eliminated accounting guidance for troubled-debt restructurings while requiring disclosure of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things.

As of December 31, 2023, the Company had no loans that were both experiencing financial difficulty and modified during the year.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses (AFS Investments)

For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision (or recaputure) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Allowance for Credit Losses (HTM Investments)

The three annuities we own and classify as held to maturity were purchased to support payments to two executive as part of their Supplemental Employment Retirement Program (“SERP”). These annuities, along with an associated policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long term guarantee for the SERP has no cash value and is not transferable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. For this reason, no allowance for credit losses was recorded.

Allowance for Credit Losses (Loans and Unfunded Commitments)

The Company maintains an ACL for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).

The ACL for the loan portfolio is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loan balances are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries are recorded as an increase to the ACL for loans to the extent they do not exceed the related charge-off amounts. The ACL for loans, as reported in our consolidated balance sheets, is adjusted by a provision for credit losses and reduced by the charge-offs of loan amounts, net of recoveries.

The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix or delinquency levels or other relevant factors.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio, disaggregating loans into pools, the level at which credit risk is monitored. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses.

The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values.

Management maintains an ACL for unfunded commitments to absorb estimated expected credit losses associated with our off-balance commitments to lend funds such as unused lines of credit and the undisbursed portion of construction loans. The estimate considers the likelihood that funding will occur and estimated expected credit losses on commitments expected to be funded over the estimated life. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio pool. The ACL for unfunded commitments is based on estimates and ultimate losses may vary from the current estimates. The ACL on unfunded commitments is evaluated on a regular basis an necessary adjustments are recorded as a provision (recapture of provision) for credit losses. The ACL for unfunded commitments is included in the other liabilities section of the consolidated balance sheets.

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

Other Real Estate Owned

OREO consists principally of properties acquired through foreclosure and is originally stated at estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the ACL.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. As of December 31, 2022, all shares under the ESOP were allocated.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reclassification

Certain amounts in the consolidated financial statements have been reclassified to conform to the current consolidated financial statement presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income or stockholders’ equity.

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

Core Deposit Intangible

    A core deposit intangible (“CDI”) asset was recognized from the assumption of core deposit liabilities in connection with the acquisition of four banking branches from a third party in 2017 (the “Branch Acquisition”). The asset was valued by a third party and is amortized into noninterest expense over ten years. The CDI is evaluated for impairment annually with any additional decline recorded as a noninterest expense on the Consolidated Income Statement.

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. This ASU replaces the incurred loss methodology which delays recognition until it is probable a loss has been incurred with an expected loss methodology referred to as the current expected credit loss (“CECL”) methodology. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses under CECL will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in ACL recognized as a result of the adoption of CECL will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU was effective for smaller reporting companies, such as the Company, on January 1, 2023. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU was effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. On January 1, 2023, the Company adopted this ASU, which resulted in a net of tax charge of $395,000 to retained earnings, and a $500,000 increase to ACL for the cumulative effect of adopting this guidance. The impact that the transition to CECL had on the expected credit losses on unfunded commitments was deemed to be immaterial.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU applies to contracts, hedging relationships and other transactions that reference London Interbank Offering Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate that will be modified by reference rate reform. This ASU provides implementation guidance to clarify that certain optional expedients and exceptions in Topic 848 may be applied to derivative instruments. This ASU may be elected on a full retrospective basis for any interim period subsequent to March 12, 2020, or on a prospective basis to new modifications from any date subsequent to the date of issuance. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol (“Protocol”) as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the Company was no longer initiating or renewing loans using LIBOR as an index. As of December 31, 2023, all of the Company’s contracts using LIBOR have been converted to be based on Secured Overnight Financing Rate (“SOFR”).

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no loans modified for borrowers experiencing financial difficulty during the year ended December 31, 2023. The Company had $22,000 gross charge-offs in consumer loans since the adoption of this ASU.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2023 and 2022, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,562	$—	$(1,684)	$9,878
Freddie Mac	12,934	—	(1,755)	11,179
Ginnie Mae	28,096	—	(1,516)	26,580
Other	30,559	—	(1,366)	29,193
Municipal bonds	36,571	42	(4,764)	31,849
U.S. Government agencies	71,003	5	(1,051)	69,957
Corporate bonds	33,000	—	(3,721)	29,279
	$223,725	$47	$(15,857)	$207,915

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,800	$—	$(1,860)	$9,940
Freddie Mac	13,720	—	(1,831)	11,889
Ginnie Mae	29,426	18	(1,601)	27,843
Other	34,295	—	(1,906)	32,389
Municipal bonds	36,968	17	(6,102)	30,883
U.S. Government agencies	76,718	6	(2,370)	74,354
Corporate bonds	33,000	—	(2,520)	30,480
	$235,927	$41	$(18,190)	$217,778

There were $2.5 million and $2.4 million of investments classified as held-to-maturity at December 31, 2023, and 2022, respectively. In January 2020, the Company purchased three annuity contracts to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan (“SERP”) agreements. These annuities, along with an associated insurance policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long term guarantee for the SERP has no cash value and is not transferrable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. Hence, the amortized cost of each of these HTM investments is considered to be its fair value.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The amortized cost and estimated fair value of investments available-for-sale at December 31, 2023, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments, are shown separately.

	December 31, 2023
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$39,883	$39,603
Due after one year through five years	11,054	10,770
Due after five years through ten years	33,762	29,683
Due after ten years	55,875	51,029
	140,574	131,085
Mortgage-backed investments	83,151	76,830
	$223,725	$207,915

Maturities of the investments held-to-maturity (annuities) were established at the time the initial contract was signed. They were set up as end of life of the executives or until the annuities are depleted.

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $26.5 million and $21.0 million were pledged as collateral for public deposits at December 31, 2023 and 2022, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At both December 31, 2023 and 2022, there were no investments pledged as collateral for FHLB advances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Proceeds	$—	$11,088
Gross gains	—	27
Gross losses	—	—

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2023 and 2022.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,878	$(1,684)	$9,878	$(1,684)
Freddie Mac	671	(57)	10,508	(1,698)	11,179	(1,755)
Ginnie Mae	11,601	(70)	14,979	(1,446)	26,580	(1,516)
Other	—	—	28,330	(1,366)	28,330	(1,366)
Municipal bonds	2,477	(16)	26,916	(4,748)	29,393	(4,764)
U.S. Government agencies	—	—	67,440	(1,051)	67,440	(1,051)
Corporate bonds	5,966	(34)	23,313	(3,687)	29,279	(3,721)
	$20,715	$(177)	$181,364	$(15,680)	$202,079	$(15,857)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$6,710	$(1,073)	$3,226	$(787)	$9,936	$(1,860)
Freddie Mac	4,677	(272)	6,476	(1,559)	11,153	(1,831)
Ginnie Mae	7,645	(310)	13,714	(1,291)	21,359	(1,601)
Other	27,430	(1,614)	4,959	(292)	32,389	(1,906)
Municipal bonds	7,892	(680)	20,901	(5,422)	28,793	(6,102)
U.S. Government agencies	43,664	(1,184)	30,224	(1,186)	73,888	(2,370)
Corporate bonds	17,241	(1,259)	13,239	(1,261)	30,480	(2,520)
	$115,259	$(6,392)	$92,739	$(11,798)	$207,998	$(18,190)

At both December 31, 2023 and 2022, the Company had 123 securities with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2023 and 2022, and determined that no ACL was required. Management does not believe that the unrealized losses at December 31, 2023 and 2022, were related to credit quality. The declines in fair market values of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the years ended December 31, 2023 and 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”), at December 31, 2023, and 2022 are summarized as follows:

	December 31,
	2023	2022
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$284,471	$232,869
Permanent non-owner occupied	228,752	241,311
	513,223	474,180

Multifamily	138,149	126,866

Commercial real estate	377,859	407,904

Construction/land: (1)
One-to-four family residential	47,149	52,492
Multifamily	4,004	15,393
Land	9,771	9,759
	60,924	77,644

Business	29,081	31,363
Consumer	71,995	64,353
Total loans	1,191,231	1,182,310
Less:
ACL for loans	15,306	15,227
Loans receivable, net	$1,175,925	$1,167,083
____________
(1)Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans and be reclassified according to the underlying collateral. In addition, raw land or buildable lots where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2023 and 2022, all of the multifamily and land loans included in the construction/land loan portfolio will be converted to permanent loans upon completion of the construction period.

Concentrations of credit. Most of the Company’s lending activity occurs within the state of Washington. The primary market areas include King, and to a lesser extent, Pierce, Snohomish and Kitsap counties. At December 31, 2023, the Company’s loan portfolio was comprised of one-to-four family residential loans representing 43.1% of the total loan portfolio, commercial real estate and multifamily loans representing 31.6% and 11.6%, respectively, and construction/land loans representing 5.1% of the total loan portfolio. Consumer and business loans accounted for the remaining 8.6% of the total loan portfolio. During the years ended December 31, 2021 and 2020, the Company participated in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a guaranteed unsecured loan program enacted under the Coronavirus Aid Relief and Economic Security Act of 2020 to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. Forgiveness payments received from the SBA reduced the balance of PPP loans included in business loans to $473,000 at December 31, 2023, all of which is fully guaranteed by the SBA. The Company’s five largest borrowing relationships had an aggregate total of $99.1 million at December 31, 2023, representing 8.3% of total loans receivable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2023 and 2022, was as follows:

December 31, 2023
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$27,714	Due within one year (1)	$310,260
After one year through three years	55,326	After one year through three years	169,981
After three years through five years	74,404	After three years through five years	173,914
After five years through ten years	71,210	After five years through ten years	101,724
Thereafter	206,698	Thereafter	—
	$435,352		$755,879
 ____________
(1) Includes $128.9 million of prime based loans and $108.2 million in loans that adjust based on SOFR.

December 31, 2022
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$4,654	Due within one year (1)	$328,934
After one year through three years	56,336	After one year through three years	72,292
After three years through five years	68,739	After three years through five years	224,527
After five years through ten years	105,847	After five years through ten years	108,217
Thereafter	212,764	Thereafter	—
	$448,340		$733,970
____________
(1) Includes $158.2 million of prime based loans and $110.7 million in loans that adjust based on LIBOR.

Our adjustable-rate loans are tied to various indices, including SOFR, the prime rate as published in The Wall Street Journal, and the FHLB. Certain adjustable‑rate loans have interest rate adjustment limitations and are generally indexed to the FHLB Long-Term Bullet advance rates published by the FHLB. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on short‑term deposits that have been primarily utilized to fund these loans.

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

    As of both December 31, 2023, and 2022, the Company had no loans rated as doubtful or loss. The following tables present a summary of loans by type, risk category, year of origination and current period gross charge-offs as of December 31, 2023, and by type and risk category as of December 31, 2022:

	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$86,208	$142,563	$94,582	$61,946	$31,806	$95,012	$512,117
Watch	—	—	—	—	—	683	683
Special mention	—	—	—	—	—	130	130
Substandard	—	—	—	—	—	293	293
Total one-to-four family residential	$86,208	$142,563	$94,582	$61,946	$31,806	$96,118	$513,223
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$3,329	$8,332	$22,787	$43,259	$25,988	$30,561	$134,256
Watch	—	—	—	—	—	2,303	2,303
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,590	1,590
Total multifamily	$3,329	$8,332	$22,787	$43,259	$25,988	$34,454	$138,149
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$20,026	$35,054	$73,727	$78,204	$8,337	$98,316	$313,664
Watch	—	—	4,108	—	12,745	3,322	20,175
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	526	1,295	42,199	44,020
Total commercial real estate	$20,026	$35,054	$77,835	$78,730	$22,377	$143,837	$377,859
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)
	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$14,797	$26,286	$19,841	$—	$—	$—	$60,924
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$14,797	$26,286	$19,841	$—	$—	$—	$60,924
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$1,480	$6,358	$388	$1,272	$1,486	$18,097	$29,081
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$1,480	$6,358	$388	$1,272	$1,486	$18,097	$29,081
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$23,937	$23,921	$10,190	$5,523	$5,260	$2,917	$71,748
Watch	—	27	—	—	—	—	27
Special mention	—	—	—	—	—	—	—
Substandard	—	19	201	—	—	—	220
Total consumer	$23,937	$23,967	$10,391	$5,523	$5,260	$2,917	$71,995
Current YTD gross charge-offs	$—	$—	$—	$—	$22	$—	$22
Total loans receivable, gross
Pass	$149,777	$242,514	$221,515	$190,204	$72,877	$244,903	$1,121,790
Watch	—	27	4,108	—	12,745	6,308	23,188
Special mention	—	—	—	—	—	130	130
Substandard	—	19	201	526	1,295	44,082	46,123
Total loans	$149,777	$242,560	$225,824	$190,730	$86,917	$295,423	$1,191,231
Current YTD gross charge-offs	$—	$—	$—	$—	$22	$—	$22

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$472,049	$122,952	$342,995	$77,644	$31,363	$63,914	$1,110,917
Watch	1,109	2,284	14,831	—	—	28	18,252
Special mention	1,022	—	4,667	—	—	210	5,899
Substandard	—	1,630	45,411	—	—	201	47,242
Total	$474,180	$126,866	$407,904	$77,644	$31,363	$64,353	$1,182,310

The following tables summarize changes in the ACL for loans or the allowance for loan and lease losses (“ALLL”), by type of loans, for the period indicated. As a result of adopting ASC 326 on January 1, 2023, the methodology to compute the ACL for 2023 was based on the CECL methodology, rather than the previously applied incurred loss methodology which was used during 2022. The analysis of pooled loans excluded PPP loans as these loans are fully guaranteed by the SBA.

	At or For the Year Ended December 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ACL:	(In thousands)
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture of provision)	183	216	(532)	(269)	(51)	53	(400)
Ending balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2022
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,214	$1,279	$6,615	$2,064	$1,112	$1,373	$15,657
Charge-offs	—	—	—	—	—	(37)	(37)
Recoveries	7	—	—	—	—	—	7
(Recapture) provision	822	(69)	(1,218)	(347)	(164)	576	(400)
Ending balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227

General reserve	$4,030	$1,210	$5,397	$1,717	$948	$1,912	$15,214
Specific reserve	13	—	—	—	—	—	13

Loans:
Total loans	$474,180	$126,866	$407,904	$77,644	$31,363	$64,353	$1,182,310
Loans collectively evaluated for impairment (1) (3)	472,820	125,236	362,493	77,644	31,363	64,353	1,133,909
Loans individually evaluated for impairment (2)	1,360	1,630	45,411	—	—	—	48,401
_____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.
(3) PPP loans totaling $785,000 were excluded from the collectively evaluated pool when calculating the ALLL as payment on these loans is guaranteed by the SBA.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Loans. At December 31, 2023, total past due loans comprised 0.12% of total loans as compared to 0.02% at December 31, 2022.

The following tables represent a summary at December 31, 2023, and 2022, of the aging of loans by type:

	Loans Past Due as of December 31, 2023
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$378	$293	$671	$283,800	$284,471
Non-owner occupied	—	—	24	24	228,728	228,752
Multifamily	—	—	—	—	138,149	138,149
Commercial real estate	—	—	—	—	377,859	377,859
Construction/land	—	—	—	—	60,924	60,924
Total real estate	—	378	317	695	1,089,460	1,090,155
Business	—	—	—	—	29,081	29,081
Consumer	453	9	220	682	71,313	71,995
Total	$453	$387	$537	$1,377	$1,189,854	$1,191,231
_________________________
(1) There were two one-to-four family residential loans 90 days and greater past due and still accruing interest, attributed to their well collateralization.

	Loans Past Due as of December 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$232,869	$232,869
Non-owner occupied	27	—	—	27	241,284	241,311
Multifamily	—	—	—	—	126,866	126,866
Commercial real estate	—	—	—	—	407,904	407,904
Construction/land	—	—	—	—	77,644	77,644
Total real estate	27	—	—	27	1,086,567	1,086,594
Business	—	—	—	—	31,363	31,363
Consumer	—	—	193	193	64,160	64,353
Total	$27	$—	$193	$220	$1,182,090	$1,182,310
________________________
(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2022.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonaccrual Loans. At December 31, 2023 and 2022, nonaccrual loans totaled $220,000 and $193,000 respectively, representing 0.01% of total assets at both dates.

The following tables present a summary of loans individually evaluated for credit losses at December 31, 2023, by the type of loan:

	At December 31, 2023
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$293	$295	$—
Multifamily	1,590	1,591	—
Commercial real estate	44,021	44,121	—
Consumer	19	18	—
Total	45,923	46,025	—
Loans with an allowance:
Consumer	—	—	11
Total	—	—	11
Total individually evaluated loans:
One-to-four family residential:
Owner occupied	293	295	—
Multifamily	1,590	1,591	—
Commercial real estate	44,021	44,121	—
Consumer	19	18	11
Total	$45,923	$46,025	$11
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a summary of loans individually evaluated for ALLL at December 31, 2022, by the type of loan:

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The following table presents a summary of the average recorded investment in impaired loans, and interest income recognized on impaired loans for the year ended December 31, 2022, by the type of loan:

	Year Ended December 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$184	$11
Non-owner occupied	712	23
Multifamily	1,317	69
Commercial real estate	41,102	2,054
Consumer	—	—
Total	43,315	2,157

Loans with an allowance:
One-to-four family residential:
Owner occupied	490	28
Non-owner occupied	516	36
Total	1,006	64

Total individually evaluated loans:
One-to-four family residential:
Owner occupied	674	39
Non-owner occupied	1,228	59
Multifamily	1,317	69
Commercial real estate	41,102	2,054
Consumer	—	—
Total	$44,321	$2,221

The following is a summary of information pertaining to TDRs at December 31, 2022 :

December 31, 2022
(In thousands)
Performing TDRs	$1,360
Nonaccrual TDRs	—
Total TDRs	$1,360

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At both December 31, 2023 and 2022, the Company had no loans outstanding with executive officers or directors.

Note 4 - Other Real Estate Owned

At both December 31, 2023 and 2022, there were no mortgage loans secured by residential real estate in the process of foreclosure.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	21,917	21,873
Leasehold improvements	6,123	6,088
Furniture and fixtures	3,776	3,777
Equipment	2,353	2,342
Computer hardware and software	3,860	3,767
	40,255	40,073
Less accumulated depreciation and amortization	(20,841)	(19,277)
Construction in process	253	396
Total premises and equipment, net	$19,667	$21,192

Depreciation and amortization expense was $2.0 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•Collateral dependent loans: The fair value of collateral dependent loans is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. When the sole source of repayment of the loan is the operation or liquidation of the collateral, the fair value is determined using the observable market price less certain completion costs.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$9,878	$—	$9,878	$—
Freddie Mac	11,179	—	11,179	—
Ginnie Mae	26,580	—	26,580	—
Other	29,193	—	29,193	—
Municipal bonds	31,849	—	31,849	—
U.S. Government agencies	69,957	39,603	30,354	—
Corporate bonds	29,279	—	29,279	—
Total available-for-sale investments	207,915	39,603	168,312	—
Derivative fair value asset	7,565	—	7,565	—
Total	$215,480	$39,603	$175,877	$—

	December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$9,940	$—	$9,940	$—
Freddie Mac	11,889	736	11,153	—
Ginnie Mae	27,843	—	27,843	—
Other	32,389	—	32,389	—
Municipal bonds	30,883	—	30,883	—
U.S. Government agencies	74,354	38,450	35,904	—
Corporate bonds	30,480	—	30,480	—
Total available-for-sale investments	217,778	39,186	178,592	—
Derivative fair value asset	10,485	—	10,485	—
Total	$228,263	$39,186	$189,077	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2023, and 2022.

	December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans (included in loans receivable)	$45,912	$—	$—	$45,912
Total	$45,912	$—	$—	$45,912

	December 31, 2022
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$48,521	$—	$—	$48,521
Total	$48,521	$—	$—	$48,521
________________
(1) Total value of impaired loans is net of $13,000 of specific reserves on performing TDRs.

    The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022.

	December 31, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Collateral dependent loans	$45,912	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 14.26% (0.04%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired loans (1)	$48,521	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 6.91% (0.06%)
________________
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

    The carrying amounts and estimated fair values of financial instruments at December 31, 2023 and 2022, were as follows:

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,391	$8,391	$8,391	$—	$—
Interest-earning deposits	22,138	22,138	22,138	—	—
Investments available-for-sale	207,915	207,915	39,603	168,312	—
Investments held-to-maturity	2,456	2,456	—	2,456	—
Loans receivable, net	1,175,925	1,113,642	—	—	1,113,642
FHLB stock	6,527	6,527	—	6,527	—
Accrued interest receivable	7,359	7,359	—	7,359	—
Derivative fair value asset	7,565	7,565	—	7,565	—

Financial Liabilities:
Deposits	706,162	706,162	706,162	—	—
Certificates of deposit, retail	357,154	353,881	—	353,881	—
Brokered deposits	130,791	130,977	—	130,977	—
Advances from the FHLB	125,000	124,976	—	124,976	—
Accrued interest payable	2,739	2,739	—	2,739	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,722	$7,722	$7,722	$—	$—
Interest-earning deposits	16,598	16,598	16,598	—	—
Investments available-for-sale	217,778	217,778	39,186	178,592	—
Investments held-to-maturity	2,444	2,444	—	2,444	—
Loans receivable, net	1,167,083	1,120,403	—	—	1,120,403
FHLB stock	7,512	7,512	—	7,512	—
Accrued interest receivable	6,513	6,513	—	6,513	—
Derivative fair value asset	10,485	10,485	—	10,485	—

Financial Liabilities:
Deposits	782,600	782,600	782,600	—	—
Certificates of deposit, retail	262,554	254,004	—	254,004	—
Brokered deposits	124,886	124,843	—	124,843	—
Advances from the FHLB	145,000	144,999	—	144,999	—
Accrued interest payable	328	328	—	328	—

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Loans receivable	$6,093	$5,290
Investments	1,260	1,222
Interest-earning deposits	6	1
	$7,359	$6,513

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Noninterest-bearing	$100,899	$119,944
Interest-bearing demand	56,968	96,632
Savings	18,886	23,636
Money market	529,411	542,388
Certificates of deposit, retail	357,153	262,554
Brokered deposits	130,790	124,886
	$1,194,107	$1,170,040
_______________
(1) Includes $25.1 million and $25.1 million of brokered interest-bearing demand accounts, $10.4 million and $10.0 million of brokered money market accounts, and $95.3 million and $89.8 million of brokered certificates of deposit at December 31, 2023 and 2022, respectively.

At December 31, 2023, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2024	$330,127
2025	85,956
2026	9,777
2027	16,029
2028	10,524
Total: (1)	$452,413
_______________
(1) Includes $95.3 million of brokered certificates of deposit.

Deposits included public funds of $85.8 million and $61.0 million at December 31, 2023 and 2022, respectively.
Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2023, and 2022, were $171.4 million and $89.6 million, respectively. Interest expense on certificates of deposit equal to or exceeding $250,000 totaled $4.7 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

Included in total deposits are accounts of $2.3 million and $2.7 million at December 31, 2023 and 2022, respectively, which are controlled by related parties.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Interest-bearing demand	$1,013	$478
Savings	6	7
Money market	14,503	3,744
Certificates of deposit, retail	10,741	3,635
Brokered deposits	8,144	1,091
	$34,407	$8,955
Note 9 - Other Borrowings

The Company maintained credit facilities with the FHLB at December 31, 2023 and 2022, totaling $686.3 million and $667.9 million, respectively. At December 31, 2023, the credit facility was collateralized by $224.7 million of one-to-four family residential mortgages, $168.7 million of commercial real estate loans, and $57.9 million of multifamily loans under a blanket lien arrangement. At December 31, 2022, the credit facility was collateralized by $235.9 million of one-to-four family residential mortgages, $163.8 million of commercial real estate loans, and $62.5 million of multifamily loans under a blanket lien arrangement. The Company also had unused line-of-credit facilities of $55.8 million with the FRB and $75.0 million with other financial institutions at December 31, 2023, with interest payable at the then stated rate.

    Summary information related to FHLB advances and other borrowings during the years ended December 31, 2023 and 2022, consisted of the following:

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$160,000	$159,000
Average borrowing outstanding during year	127,263	113,890
Balance outstanding at end of year	125,000	145,000
Average rate paid during the year	2.52%	1.70%
Weighted-average rate paid at end of year	2.22	2.37

Scheduled maturities of FHLB advances outstanding at December 31, 2023, were as follows:

	Balance Due	Weighted Average Interest Rate at December 31, 2023
(Dollars in thousands)
FHLB overnight Fed Funds	$10,000	5.50%
Fixed rate, maturing within two months	115,000	1.94
	$125,000

Note 10 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and lease liabilities on the Company’s consolidated balance sheets. At December 31, 2023, the Company had 13 operating leases for retail branch locations. The remaining initial lease terms range from five months to 7.1 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the lease ROU assets and lease liabilities when management

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. Short term leases, having a term of one year or less, are expensed in the period of the lease. To calculate the present value of future lease payments, the Company uses an incremental borrowing rate equal to the FHLB advance rate at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2023, the Company was committed to paying $74,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the lease ROU asset and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s consolidated income statement includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The Company’s consolidated balance sheet includes the lease ROU asset and lease liability. The following table includes details on these items at and for the years ended December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Lease expense, year-to-date	$1,143	$1,107
Lease ROU asset	2,617	3,275
Lease liability	2,806	3,454
Weighted average remaining term (in years)	4.81	5.16
Weighted average discount rate	2.27%	2.10%

    The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2023 and the discounted lease liability at that date:

December 31, 2023
(In thousands)
Due through one year	$845
Due after one year through two years	691
Due after two years through three years	371
Due after three years through four years	304
Due after four years through five years	310
Due after five years	432
Total minimum lease payments	2,953
Less: present value discount	147
Lease liability	$2,806

Note 11 - Derivatives

    The Company uses derivative financial instruments in the form of interest rate swap agreements, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At December 31, 2023, the hedged items have a total notional amount of $115.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have two to eight year terms, with remaining terms ranging from eight months to 5.8 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month SOFR and the Company will pay a weighted-average fixed interest of 1.87% on the notional amount of $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the respective hedge agreement and includes this amount as part of interest expense on borrowings on the Consolidated Income Statement.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month SOFR interest received from the counterparty. At December 31, 2023, the $7.6 million net fair value gain of the cash flow hedges was reported with other assets. The tax effected amount of $6.0 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2023 or 2022, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of derivative instruments as of December 31, 2023 and 2022:

	Balance Sheet Location	Fair Value at December 31, 2023	Fair Value at December 31, 2022
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	Other assets	$7,565	$10,485

The following table presents the net unrealized gains (losses) on derivative instruments, net of tax, included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022:

	Location	2023 Amount of Loss Recognized In OCI, net of tax	2022 Amount of Gain Recognized In OCI, net of tax
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other Comprehensive Income	$2,307	$7,105

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

    The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.22% for 2023 and 5.39% for 2022) is significantly higher than current market value investment rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	95.2%	101.9%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2023 and 2022, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Pentegra’s Form 5500, were $142.4 million and $248.6 million for the plan years ended June 30, 2022 and June 30, 2021, respectively. The Company’s contributions to the Pentegra DB Plan for the year ended December 31, 2023 were not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ended June 30, 2022. The Company’s policy is to fund pension costs as accrued.

Total contributions to the Pentegra DB Plan by the Company during the years ended December 31, 2023 and 2022 were:

2023		2022
Date Paid	Amount	Date Paid	Amount
(In thousands)
10/16/2023	$310	11/28/2022	$92
Total	$310	Total	$92

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $276,000 and $177,000 of compensation expense for the years ended December 31, 2023, and 2022, respectively. At December 31, 2023, a $1.2 million liability was included in other liabilities on the Company’s consolidated balance sheet in support of the expected current and future benefit payments on these agreements. In addition, in January 2020, the Company purchased three annuity contracts, totaling $2.4 million, to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. As of December 31, 2023, these annuities were reported as investments held-to-maturity with a fair value of $2.5 million on the Consolidated Balance Sheets.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 60 days of continuous employment. Under this Safe Harbor plan, employee contributions up to 5% of compensation are matched 100% by the Company and said matching contributions are immediately vested to the employee. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $543,000 and $365,000 to the plan for the years ended December 31, 2023 and 2022, respectively. In an effort to replace the ESOP benefits that matured in 2022, as outlined below, the Company introduced a profit-sharing plan beginning in 2023, wherein a contribution will be made to every employee’s retirement account in an amount ranging from 5% to 8% annually, based on the Company’s profitability. For the year ended December 31, 2023, the Company recorded an accrued expense of $737,000 for the plan to be contributed to employees’ retirement accounts in early 2024.

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

Shares purchased by the ESOP with the loan proceeds were held in a suspense account and were allocated to ESOP participants on a pro rata basis as principal and interest payments were made by the ESOP to First Financial Northwest. The loan was secured by First Financial Northwest’s common stock purchased with the loan proceeds and was repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP assets. No payments were made

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on ESOP loan in 2023 due to the loan’s maturity in October 2022. Principal and interest payments totaled $1.2 million during 2022.

As shares were committed to be released from collateral, the Company reported compensation expense equal to the daily average market prices of the shares and the shares became outstanding for EPS computations. Compensation expense was accrued throughout the year.

A summary of key transactions for the ESOP for the years ended December 31, follows:

	2023	2022
	(In thousands)
ESOP contribution expense	$—	$1,372
Dividends on unallocated ESOP shares used to reduce ESOP contribution	—	30

    Shares held by the ESOP at December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
	(Dollars in thousands, except share data)
Allocated shares	1,692,800	1,692,800
Unallocated shares	—	—
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	—	—

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At December 31, 2023, there were 848,598 total shares available for future grant under the 2016 Plan, including 144,299 shares available to be granted as restricted stock.

    Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the 2016 Plan was $605,000 and $770,000 for the years ended December 31, 2023 and 2022, respectively. The related income tax benefit was $127,000 and $162,000 for the years ended December 31, 2023 and 2022, respectively.

Stock Options

    Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. At December 31, 2023, options granted under the 2008 Plan to purchase 122,500 shares were outstanding and fully vested and exercisable. Stock options have a contractual period of ten years. Any

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock options will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. On August 4, 2023, 40,000 shares were granted as stock options under the 2016 Plan.

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

    The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated. No stock options were granted in 2022.

	Year Ended December 31,
	2023	2022
Annual Dividend Yield	4.31%	N/A
Expected volatility	34.04%	N/A
Risk-free interest rate	4.08%	N/A
Expected term	6.25 years	N/A
Weighted-average grant date fair value per option granted	$2.98	N/A

    A summary of the Company’s stock option plan awards activity for the year ended December 31, 2023 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	217,519	$11.20		$823,028
Granted	40,000	12.06
Exercised	(95,019)	10.78		114,438
Outstanding at December 31, 2023	162,500	11.65	3.15	296,725
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	161,300	11.65	3.10	295,021
Exercisable at December 31, 2023	122,500	11.52	1.05	239,925

As of December 31, 2023, unrecognized compensation cost related to nonvested stock options totaled $104,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards

    A summary of changes in nonvested restricted stock awards for the year ended December 31, 2023, is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	31,272	$16.93
Granted	40,618	14.21
Vested	(44,272)	15.68
Nonvested at December 31, 2023	27,618	14.92

Expected to vest assuming a 3% forfeiture rate over the vesting term	26,789	14.92

As of December 31, 2023, there was $176,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2023 and 2022 were $694,000 and $790,000, respectively.

Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Current	$1,378	$2,952
Deferred	175	217
Total income tax expense	$1,553	$3,169

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31,  2023, and 2022, on pretax income is as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Income tax expense at statutory rate	$1,650	$3,441
Income tax effect of:
Tax exempt interest, net	75	(50)
BOLI income, net	(223)	(207)
Other, net	51	(15)
Total income tax expense	$1,553	$3,169

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
ACL for loans	$3,214	$3,198
ACL for unfunded commitments	92	52
Deferred compensation	261	218
Net unrealized loss on investments available-for-sale	3,319	3,811
Employee benefit plans	182	273
Accrued expenses	106	104
Core deposit intangible	72	63
Expenses to facilitate branch acquisition	17	18
Split dollar life insurance	117	101
Lease liability	589	725
Total deferred tax assets	7,969	8,563
Deferred tax liabilities:
FHLB stock dividends	—	1
Loan origination fees and costs	1,368	1,246
Net unrealized gain on derivative cash flow hedge	1,588	2,201
Fixed assets	1,664	1,699
Goodwill	79	67
Right of use asset	550	688
Other, net	72	64
Total deferred tax liabilities	$5,321	$5,966
Deferred tax assets, net	$2,648	$2,597

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

At December 31, 2023 and 2022, the Company had no net operating loss carryforward.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2023, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

The Company had no unrecognized tax benefits at December 31, 2023 or 2022, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2020.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

First Financial Northwest is a bank holding company under the supervision of the FRB. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. First Financial Northwest was not subject to regulatory requirements for bank holding companies at December 31, 2023 and 2022, as its assets were less than the $3.0 billion threshold.

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

As of December 31, 2023, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bank’s actual capital amounts and ratios at December 31, 2023 and 2022, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Total risk-based capital	$171,971	16.15%	$85,194	8.00%	$106,493	10.00%

Tier 1 risk-based capital	158,629	14.90	63,896	6.00	85,194	8.00

Common equity tier 1 capital (“CET1”)	158,629	14.90	47,922	4.50	69,220	6.50

Tier 1 leverage capital	158,629	10.18	62,349	4.00	77,936	5.00

December 31, 2022:
Total risk-based capital	$169,755	15.62%	$86,942	8.00%	$108,678	10.00%

Tier 1 risk-based capital	156,147	14.37	65,207	6.00	86,942	8.00

Common equity tier 1 capital (“CET1”)	156,147	14.37	48,905	4.50	70,641	6.50

Tier 1 leverage capital	156,147	10.31	60,578	4.00	75,722	5.00

    In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2023, the Bank’s capital conservation buffer was 8.15%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $83.6 million at December 31, 2023, and $74.0 million at December 31, 2022.

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2023	2022
	(In thousands)
Assets
Cash and cash equivalents	$301	$223
Interest-bearing deposits	8,464	9,612
Investment in subsidiaries	152,408	150,522
Receivable from subsidiaries	8	3
Other assets	686	236
Total assets	$161,867	$160,596

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$60	$64
Deferred tax liability, net	9	6
Other liabilities	138	166
Total liabilities	207	236
Stockholders’ equity	161,660	160,360
Total liabilities and stockholders’ equity	$161,867	$160,596

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2023	2022
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$97	$13
Total interest income	97	13
Noninterest income:
Other income	164	25
Total noninterest income	164	25
Total operating income	261	38
Operating expenses:
Other expenses	1,790	1,942
Total operating expenses	1,790	1,942
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,529)	(1,904)
Federal income tax benefit	(316)	(411)
Loss before equity in undistributed loss of subsidiaries	(1,213)	(1,493)
Equity in undistributed earnings of subsidiaries	7,518	14,733
Net income	$6,305	$13,240

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$6,305	$13,240
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(7,518)	(14,733)
Dividends received from subsidiary	4,806	8,198
Restricted stock compensation	25	6
Change in deferred tax liability, net	3	8
Change in receivables from subsidiaries	(5)	33
Change in payables to subsidiaries	(4)	(106)
Change in other assets	(450)	(211)
Changes in other liabilities	(28)	42
Net cash provided by operating activities	3,134	6,477
Cash flows from investing activities:
ESOP loan repayment	—	1,173
Net cash provided by investing activities	—	1,173
Cash flows from financing activities:
Proceeds from exercise of stock options	1,023	454
Proceeds for vested awards	553	737
Net share settlement of stock awards	(1,017)	(226)
Repurchase and retirement of common stock	—	(1,398)
Dividends paid	(4,763)	(4,343)
Net cash used in financing activities	(4,204)	(4,776)
Net (decrease) increase in cash	(1,070)	2,874
Cash and cash equivalents at beginning of year	9,835	6,961
Cash and cash equivalents at end of year	$8,765	$9,835

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands, except share data)
Net income	$6,305	$13,240
Earnings allocated to participating securities	(18)	(44)
Earnings allocated to common shareholders	$6,287	$13,196

Basic weighted-average common shares outstanding	9,126,209	9,006,369
Dilutive effect of stock options	18,680	81,480
Dilutive effect of restricted stock grants	7,728	14,434
Diluted weighted-average common shares outstanding	9,152,617	9,102,283

Basic earnings per share	$0.69	$1.47
Diluted earnings per share	$0.69	$1.45

For the year ended December 31, 2023, there were 80,000 options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. No options to purchase shares of common stock were omitted because their effect would be anti-dilutive for the year ended December 31, 2022.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In thousands)
Gain on sales of investment securities (1)	$—	$27
BOLI income (1)	1,081	1,004
Wealth management revenue	253	312
Deposit related fees	331	311
Debit card and ATM fees	625	625
Loan related fees	275	919
Other	208	49
Total noninterest income	$2,773	$3,247
____________
(1) Not in scope of Topic 606

    For the year ended December 31, 2023, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At December 31, 2023, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2023, under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2023, The Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of December 31, 2023, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

Not applicable.

(c) Changes in internal control over financial reporting.

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2023 that was not so disclosed.

(b) During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information contained under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2024 (the “Proxy Statement”) is incorporated herein by reference.

    For information regarding the executive officers of the Company, see the information contained under “Item 1. Business - Information about our Executive Officers”, which is incorporated herein by reference.

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. At December 31, 2023, our Audit Committee was composed of Directors Joann E. Lee (Chair), Cindy L. Runger and Ralph C. Sabin. Each member of the Audit Committee is “independent”, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Cindy L. Runger and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K.

Code of Business Conduct and Ethics

A copy of the Code of Business Conduct and Ethics is available on our website at www.ffnwb.com under Investor Relations – Corporate Overview – Governance Documents. Additionally, any material amendments to, or waiver from a provision of the Code of Business Conduct and Ethics will be posted to the same website.

Item 11. Executive Compensation

    The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Security Ownership of Certain Beneficial Owners and Management.

        The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

    (b)     Security Ownership of Management.

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

    (c)    Change In Control

On January 10, 2024, First Financial Northwest and the Bank entered into a definitive agreement in which Global Federal Credit Union will acquire the Bank. The transaction is structured as a purchase and assumption agreement with Global purchasing substantially all assets and assuming substantially all liabilities of the Bank for $231.2 million in cash, subject to certain adjustments. Except for the foregoing, First Financial Northwest is not aware of any arrangements, including any pledge by any person of securities of First Financial Northwest, the operation of which may at a subsequent date result in a change in control of the Company.

    (d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	122,500	$11.52	—
2016 Equity Incentive Plan (1)	40,000	12.06	848,598
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	162,500	$11.65	848,598
    ___________________
(1) The shares available for future grant under the 2016 Equity Incentive Plan include 144,299 shares which may be granted as stock awards. Each share granted as stock award reduces the total available shares for grant by two shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information contained under the sections captioned “Meetings and Committees of the Board of Directors and

Corporate Governance Matters - Corporate Governance - Transactions with Related Persons,” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

    The information required by this item under the section captioned "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

2.1	Purchase and Assumption Agreement by and among Global Federal Credit Union, First Financial Northwest Bank and First Financial Northwest, Inc, dated January 10, 2024(1)
3.1	Articles of Incorporation of First Financial Northwest (2)
3.2	Amended and Restated Bylaws of First Financial Northwest (3)
4.1	Form of stock certificate of First Financial Northwest (2)
4.2	Description of Capital Stock of First Financial Northwest (4)
+10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (5)
+10.2	Form of Change in Control Severance Agreement for Executive Officers (6)
+10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (7)
+10.4	2008 Equity Incentive Plan (8)
+10.5	2016 Equity Incentive Plan (9)
+10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan(10)
+10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (10)
+10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (5)
+10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
+10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (12)
+10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (12)
+10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (13)
+10.13	Offer letter for Randy T. Riffle (14)
+10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (15)
+10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (15)
+10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (16)
+10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (17)
+10.18	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza (18)
14
Code of Business Conduct and Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on the Company’s website at www.ffnwb.com pursuant to Regulation S-K section 229.406(c))

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
97	Policy relating to Recovery of Erroneously Awarded Compensation
101	The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Date File

______________
(1)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 11, 2024.
(2)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June, 6, 2007 (SEC File No. 333-143539).
(3)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 6, 2023.
(4)    Filed as an exhibit to First Financial Northwest’s Annual Report on Form 10-K for December 31, 2020 filed on March 12, 2021.
(5)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.
(6)    Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 21, 2020.
(7)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(8)    Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(9)    Filed as Appendix A to First Financial Northwest's definitive proxy statement dated April 28, 2016.
(10)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(11)    Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.
(12)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (SEC File No. 333-212029).
(13)    Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.
(14)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.
(15)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.
(16)    Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated May 16, 2023.
(17)    Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated May 16, 2023.
(18) Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated May 16, 2023.
“+” indicates management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 13, 2024	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph C. Sabin	Chair of the Board and Director	March 13, 2024
Ralph C. Sabin

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 13, 2024
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 13, 2024
Richard P. Jacobson	(Principal Financial Officer)

/s/ Eva Q. Ngu	Vice President and Controller	March 13, 2024
Eva Q. Ngu	(Principal Accounting Officer)

/s/ Diane C. Davis	Director	March 13, 2024
Diane C. Davis

/s/ Joann E. Lee	Director	March 13, 2024
Joann E. Lee

/s/ Roger H. Molvar	Director	March 13, 2024
Roger H. Molvar

/s/ Cindy L. Runger	Director	March 13, 2024
Cindy L. Runger