Form 10-Q
period 2024-03-31
First Financial Northwest, Inc.
filed 2024-05-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or
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

Yes       No   X

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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2024, 9,174,425 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Part 1. Financial Information
Item 1. Financial Statements

	March 31, 2024	December 31, 2023
Assets
	(Unaudited)
Cash on hand and in banks	$8,789	$8,391
Interest-earning deposits with banks	40,272	22,138
Investments available-for-sale, at fair value	180,376	207,915
Investments held-to-maturity, at amortized cost	2,451	2,456
Loans receivable, net of allowance of $14,996, and $15,306	1,142,909	1,175,925
Federal Home Loan Bank ("FHLB") stock, at cost	6,078	6,527
Accrued interest receivable	7,176	7,359
Deferred tax assets, net	2,399	2,648
Premises and equipment, net	19,323	19,667
Bank owned life insurance ("BOLI"), net	38,058	37,653
Prepaid expenses and other assets	16,827	10,478
Right of use (“ROU”) asset, net	2,415	2,617
Goodwill	889	889
Core deposit intangible, net	388	419
Total assets	$1,468,350	$1,505,082

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$100,846	$100,899
Interest-bearing deposits	1,066,050	1,093,208
Total deposits	1,166,896	1,194,107
FHLB advances	115,000	125,000
Advance payments from borrowers for taxes and insurance	5,649	2,952
Lease liability, net	2,598	2,806
Accrued interest payable	1,134	2,739
Other liabilities	16,890	15,818
Total liabilities	1,308,167	1,343,422

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,174,425 shares at March 31, 2024, and 9,179,510 shares at December 31, 2023	92	92
Additional paid-in capital	72,871	73,035
Retained earnings	93,938	96,206
Accumulated other comprehensive loss, net of tax	(6,718)	(7,673)
Total stockholders' equity	160,183	161,660
Total liabilities and stockholders' equity	$1,468,350	$1,505,082

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans, including fees	$16,966	$16,029
Investment securities	2,064	2,105
Interest-earning deposits with banks	486	236
Dividends on FHLB stock	127	130
Total interest income	19,643	18,500
Interest expense
Deposits	9,916	6,332
FHLB advances and other borrowings	827	912
Total interest expense	10,743	7,244
Net interest income	8,900	11,256
(Recapture of provision) provision for credit losses	(175)	338
Net interest income after (recapture of provision) provision for credit losses	9,075	10,918
Noninterest income
BOLI income	351	308
Wealth management revenue, net	95	45
Deposit related fees	221	223
Loan related fees	58	91
Other income (expense), net	62	(2)
Total noninterest income	787	665
Noninterest expense
Salaries and employee benefits	6,763	5,461
Occupancy and equipment	1,226	1,165
Professional fees	1,300	417
Data processing	786	686
Regulatory assessments	166	101
Insurance and bond premiums	132	130
Marketing	64	77
Other general and administrative	894	918
Total noninterest expense	11,331	8,955
(Loss) income before federal income tax (benefit) provision	(1,469)	2,628
Federal income tax (benefit) provision	(393)	506
Net (loss) income	$(1,076)	$2,122
Basic (loss) earnings per common share	$(0.12)	$0.23
Diluted (loss) earnings per common share	$(0.12)	$0.23
Basic weighted average number of common shares outstanding	9,159,339	9,104,371
Diluted weighted average number of common shares outstanding	9,159,339	9,173,276

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,076)	$2,122
Other comprehensive gain (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale	398	(64)
Tax effect	(84)	13
Gains (losses) on cash flow hedges	811	(1,549)
Tax effect	(170)	325
Other comprehensive gain (loss), net of tax	955	(1,275)
Total comprehensive (loss) income	$(121)	$847

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$160,360
Net income	—	—	—	2,122	—	2,122
Other comprehensive loss, net of tax	—	—	—	—	(1,275)	(1,275)
Issuance of common stock - restricted stock awards, net	27,618	1	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	128	—	—	128
Canceled common stock - restricted stock awards	(7,127)	—	(107)	—	—	(107)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,189)	—	(1,189)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	(395)
Balances at March 31, 2023	9,148,086	$92	$72,445	$95,597	$(8,489)	$159,645

	Three Months Ended March 31, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2023	9,179,510	$92	$73,035	$96,206	$(7,673)	$161,660
Net loss	—	—	—	(1,076)	—	(1,076)
Other comprehensive gain, net of tax	—	—	—	—	955	955
Issuance of common stock - restricted stock awards, net	7,673	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	102	—	—	102
Canceled common stock - restricted stock awards	(12,758)	—	(266)	—	—	(266)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,192)	—	(1,192)
Balances at March 31, 2024	9,174,425	$92	$72,871	$93,938	$(6,718)	$160,183

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,076)	$2,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recapture of provision) provision for credit losses	(175)	338
Net amortization of premiums and discounts on investments	140	127
Depreciation of premises and equipment	499	514
Loss on disposal of premises and equipment	—	1
Deferred federal income taxes	(5)	50
Stock compensation expense	102	128
BOLI income	(351)	(308)
Annuity income	(3)	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,507)	(374)
ROU Asset	202	189
Advance payments from borrowers for taxes and insurance	2,697	2,396
Accrued interest receivable	183	(498)
Lease liability	(208)	(188)
Accrued interest payable	(1,605)	421
Other liabilities	1,080	(2,785)
Net cash (used) provided by operating activities	(4,027)	2,130

Cash flows from investing activities:
Proceeds from maturities of investments available-for-sale	25,000	—
Principal repayments on investments available-for-sale	2,797	2,639
Net decrease (increase) in loans receivable	33,191	(18,467)
Redemption (purchase) of FHLB stock	449	(691)
Purchase of premises and equipment	(155)	(55)
Purchase of BOLI	(54)	(53)
Net cash provided (used) by investing activities	61,228	(16,627)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net (decrease) increase in deposits	$(27,211)	$57,088
Advances from the FHLB	20,000	111,000
Repayments of advances from the FHLB	(30,000)	(96,000)
Net share settlement of stock awards	(266)	(106)
Dividends paid	(1,192)	(1,189)
Net cash (used) provided by financing activities	(38,669)	70,793

Increase in cash and cash equivalents	18,532	56,296
Cash and cash equivalents at beginning of period	30,529	24,320
Cash and cash equivalents at end of period	$49,061	$80,616

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$12,348	$6,823

Noncash items:
Change in unrealized gain (loss) on investments available-for-sale	$398	$(64)
Change in unrealized gain (loss) on cash flow hedges	811	(1,549)
Initial recognition of ROU asset	—	108
Initial recognition of lease liability	—	108
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	—	395

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

At March 31, 2024, the Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

The Bank is a portfolio lender, originating and purchasing one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Loans are primarily funded by deposits from the general public, supplemented by borrowings from the FHLB and deposits raised in the national brokered deposit market.

On January 10, 2024, Global Federal Credit Union (“Global”), First Financial Northwest and the Bank entered into a Purchase and Assumption (“P&A”) Agreement, pursuant to which Global will acquire substantially all of the assets and assume substantially all of the liabilities (including deposit liabilities) of the Bank, which we refer to herein as the asset sale, in exchange for $231.2 million in cash, subject to possible downward adjustments. The asset sale is the first integral step in the sale transaction contemplated by the P&A Agreement, which consists of: (1) the asset sale, (2) the voluntary liquidation of the Bank and distribution of the Bank’s remaining assets, which will include the cash consideration paid by Global to the Bank in the asset sale, to First Financial Northwest, and (3) the winding up and voluntary dissolution of First Financial Northwest and the distribution of its remaining assets, including the remaining net cash proceeds from the asset sale, to its shareholders.

Consummation of the asset sale and related transactions is subject to certain conditions, including, among others, approval of the P&A Agreement and the related transactions by First Financial Northwest’s shareholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the P&A Agreement, and the absence of any injunctions or other legal restraints. The P&A Agreement provides certain termination rights for both Global and the Bank, and further provides that upon termination of the P&A Agreement under certain circumstances, the Bank will be obligated to pay Global a termination fee of $9.4 million. Additional information regarding the asset sale, including the P&A Agreement, can be found in the Current Report on Form 8-K filed by First Financial Northwest with the U.S. Securities and Exchange Commission (“SEC”) on January 11, 2024.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (“2023 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the allowance for credit losses (“ACL”).

The Company’s activities are considered a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and originating and purchasing loans for its portfolio. Substantially all income is derived from a diverse base of commercial, multifamily, and residential real estate loans, consumer lending activities, and investments.

Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on consolidated net income or stockholders’ equity.

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages in a tabular format. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the U.S. statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more.

ASU 2023-09 also identifies specific categories that would require disclosure, including the following:

•State and local income tax, net of federal (national) income tax effect;
•Foreign tax effects;
•Effect of changes in tax laws or rates enacted in the current period;
•Effect of cross-border tax laws;
•Enactment of new tax laws;
•Nontaxable or nondeductible items;
•Tax credits;
•Changes in valuation allowances; and
•Changes in unrecognized tax benefits.

ASU 2023-09 makes changes to annual disclosures of income taxes paid for all entities. ASU 2023-09 requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. Additionally, entities are required to disclose income taxes paid, net of refunds received, for individual jurisdictions that comprise 5% or more of total income taxes paid. The 5% threshold is evaluated using the absolute value of the net refund or net payment in each jurisdiction compared to the absolute value of the total income taxes paid (net of refunds received). ASU 2023-09 requires all entities to disclose disaggregated domestic and foreign pre-tax income (or loss) from continuing operations along with disaggregated income tax expense (or benefit) by federal, state and foreign components. Such disaggregation by jurisdiction should classify taxes by jurisdiction based on the jurisdiction imposing the taxes. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or financial condition.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,507	$—	$(1,743)	$9,764
Freddie Mac	12,887	—	(1,887)	11,000
Ginnie Mae	27,755	159	(1,412)	26,502
Other	29,689	4	(1,191)	28,502
Municipal bonds	36,471	17	(4,978)	31,510
U.S. Government agencies	44,478	4	(763)	43,719
Corporate bonds	33,000	—	(3,621)	29,379
Total	$195,787	$184	$(15,595)	$180,376

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,562	$—	$(1,684)	$9,878
Freddie Mac	12,934	—	(1,755)	11,179
Ginnie Mae	28,096	—	(1,516)	26,580
Other	30,559	—	(1,366)	29,193
Municipal bonds	36,571	42	(4,764)	31,849
U.S. Government agencies	71,003	5	(1,051)	69,957
Corporate bonds	33,000	—	(3,721)	29,279
Total	$223,725	$47	$(15,857)	$207,915

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2024 and December 31, 2023.

    There were $2.5 million of investments classified as held-to-maturity at both March 31, 2024 and December 31, 2023. In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan (“SERP”) agreements. These annuities, along with an associated insurance policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long term guarantee for the SERP has no cash value and is not transferable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. Hence, the amortized cost of these held-to-maturity investments is their fair value.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,764	$(1,743)	$9,764	$(1,743)
Freddie Mac	—	—	11,000	(1,887)	11,000	(1,887)
Ginnie Mae	—	—	14,695	(1,412)	14,695	(1,412)
Other	854	(10)	25,385	(1,181)	26,239	(1,191)
Municipal bonds	640	(6)	29,091	(4,972)	29,731	(4,978)
U.S. Government agencies	1,396	(3)	40,135	(760)	41,531	(763)
Corporate bonds	5,843	(157)	23,536	(3,464)	29,379	(3,621)
Total	$8,733	$(176)	$153,606	$(15,419)	$162,339	$(15,595)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,878	$(1,684)	$9,878	$(1,684)
Freddie Mac	671	(57)	10,508	(1,698)	11,179	(1,755)
Ginnie Mae	11,601	(70)	14,979	(1,446)	26,580	(1,516)
Other	—	—	28,330	(1,366)	28,330	(1,366)
Municipal bonds	2,477	(16)	26,916	(4,748)	29,393	(4,764)
U.S. Government agencies	—	—	67,440	(1,051)	67,440	(1,051)
Corporate bonds	5,966	(34)	23,313	(3,687)	29,279	(3,721)
Total	$20,715	$(177)	$181,364	$(15,680)	$202,079	$(15,857)

On a quarterly basis, management evaluates available-for-sale (“AFS”) debt securities that are in an unrealized loss position to determine if an allowance for credit losses is required. If it is determined that a credit loss exists and an allowance is required, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount that the fair value is less than the amortized cost. For debt securities in an unrealized loss position that the Company does not intend to sell and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the unrealized loss representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire unrealized loss would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining unrealized loss related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 114 securities and 123 securities in an unrealized loss position, with 110 and 113 of these securities in an unrealized loss position for 12 months or more, at March 31, 2024, and December 31, 2023, respectively. Management does not believe that the unrealized losses at March 31, 2024 and December 31, 2023 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the three months ended March 31, 2024.

    The amortized cost and estimated fair value of investments available-for-sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$14,959	$14,906
Due after one year through five years	11,049	10,705
Due after five years through ten years	33,403	29,477
Due after ten years	54,538	49,520
	113,949	104,608
Mortgage-backed investments	81,838	75,768
Total	$195,787	$180,376

Maturities of investments held-to-maturity (annuities) were established at the time the initial contract was signed. They mature (terminate) upon the earlier of the death of the executives or depletion of the related annuity.

Under Washington state law, in order to participate in the public funds program, the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $26.2 million and $26.5 million were pledged as collateral for public deposits at March 31, 2024 and December 31, 2023, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended March 31, 2024, there were $25.0 million in maturities of investment securities with no gain or loss generated and there were no calls or sales of investment securities. For the three months ended March 31, 2023, there were no calls, sales or maturities of investment securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$283,398	$284,471
Permanent non-owner occupied	223,302	228,752
	506,700	513,223

Multifamily	134,386	138,149

Commercial real estate	367,374	377,859

Construction/land:
One-to-four family residential	43,411	47,149
Multifamily	5,266	4,004
Land	8,330	9,771
	57,007	60,924

Business	20,424	29,081

Consumer	72,014	71,995

Total loans receivable, gross	1,157,905	1,191,231

Less:
ACL for loans	14,996	15,306
Total loans receivable, net	$1,142,909	$1,175,925

    At March 31, 2024, loans totaling $642.4 million were pledged to secure borrowings from the FHLB compared to $636.9 million at December 31, 2023. In addition, loans totaling $75.8 million and $76.1 million were pledged to the FRB to secure a line of credit at March 31, 2024 and December 31, 2023, respectively.

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

    Management considers the guidance in FASB Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of March 31, 2024 and December 31, 2023, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2024 and December 31, 2023 by type and risk category:

	March 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$4,973	$84,319	$140,053	$93,072	$59,345	$123,847	$505,609
Watch	—	—	—	—	—	681	681
Special mention	—	—	—	—	—	410	410
Substandard	—	—	—	—	—	—	—
Total one-to-four family residential	$4,973	$84,319	$140,053	$93,072	$59,345	$124,938	$506,700
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$48	$3,321	$7,963	$19,959	$43,025	$49,883	$124,199
Watch	—	—	—	—	—	8,607	8,607
Substandard	—	—	—	—	—	1,580	1,580
Total multifamily	$48	$3,321	$7,963	$19,959	$43,025	$60,070	$134,386
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$496	$19,954	$34,860	$75,181	$77,705	$107,784	$315,980
Watch	—	—	—	4,081	—	12,678	16,759
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	526	34,109	34,635
Total commercial real estate	$496	$19,954	$34,860	$79,262	$78,231	$154,571	$367,374
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Continued)
	March 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$6,326	$22,882	$15,878	$11,921	$—	$—	$57,007
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$6,326	$22,882	$15,878	$11,921	$—	$—	$57,007
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$46	$1,654	$5,621	$416	$1,158	$11,529	$20,424
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$46	$1,654	$5,621	$416	$1,158	$11,529	$20,424
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$3,539	$22,771	$22,556	$9,517	$5,378	$7,978	$71,739
Watch	—	—	27	—	—	—	27
Special mention	—	47	—	—	—	—	47
Substandard	—	—	—	201	—	—	201
Total consumer	$3,539	$22,818	$22,583	$9,718	$5,378	$7,978	$72,014
Current YTD gross charge-offs	$—	$—	$10	$—	$—	$—	$10
Total loans receivable, gross
Pass	$15,428	$154,901	$226,931	$210,066	$186,611	$301,021	$1,094,958
Watch	—	—	27	4,081	—	21,966	26,074
Special mention	—	47	—	—	—	410	457
Substandard	—	—	—	201	526	35,689	36,416
Total loans	$15,428	$154,948	$226,958	$214,348	$187,137	$359,086	$1,157,905
Current YTD gross charge-offs	$—	$—	$10	$—	$—	$—	$10

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$86,208	$142,563	$94,582	$61,946	$31,806	$95,012	$512,117
Watch	—	—	—	—	—	683	683
Special mention	—	—	—	—	—	130	130
Substandard	—	—	—	—	—	293	293
Total one-to-four family residential	$86,208	$142,563	$94,582	$61,946	$31,806	$96,118	$513,223
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$3,329	$8,332	$22,787	$43,259	$25,988	$30,561	$134,256
Watch	—	—	—	—	—	2,303	2,303
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,590	1,590
Total multifamily	$3,329	$8,332	$22,787	$43,259	$25,988	$34,454	$138,149
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$20,026	$35,054	$73,727	$78,204	$8,337	$98,316	$313,664
Watch	—	—	4,108	—	12,745	3,322	20,175
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	526	1,295	42,199	44,020
Total commercial real estate	$20,026	$35,054	$77,835	$78,730	$22,377	$143,837	$377,859
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction/land
Pass	$14,797	$26,286	$19,841	$—	$—	$—	$60,924
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$14,797	$26,286	$19,841	$—	$—	$—	$60,924
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$1,480	$6,358	$388	$1,272	$1,486	$18,097	$29,081
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$1,480	$6,358	$388	$1,272	$1,486	$18,097	$29,081
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

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

ACL. ACL is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate amounts previously charged-off and expected to be charged-off. The ACL, as reported in our consolidated balance sheets, is adjusted by a provision or recapture of provision for credit losses, which is reported in earnings, and reduced by the charge-offs of loan amounts, net of recoveries.

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

At March 31, 2024 and 2023, $395,000 and $473,000 of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), respectively, were excluded from the ACL calculation because of the government guarantee on repayment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in the ACL for loans and the allowance for unfunded commitments was as follows:

Three Months Ended March 31,
2024
ACL - loans:
Beginning balance	$15,306
Charge-offs	(10)
Recoveries	—
Recapture of provision for credit losses	(300)
Ending balance	$14,996

Allowance for unfunded commitments:
Beginning balance	$439
Provision for credit losses	125
Ending balance	$564

Recapture of provision for credit losses
Loans	$(300)
Unfunded commitments	125
Total	$(175)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the ACL on loans at or for the three months ended March 31, 2024 and March 31, 2023, by loan category:

	At or For the Three Months Ended March 31, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306
Charge-offs	—	—	—	—	—	(10)	(10)
(Recapture of provision) provision	(129)	22	(79)	(2)	(114)	2	(300)
Ending balance	$5,618	$1,531	$3,816	$1,854	$273	$1,904	$14,996

	At or For the Three Months Ended March 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Recoveries	1	—	—	—	—	—	1
Provision (recapture of provision)	47	314	69	(332)	(25)	227	300
Ending balance	$5,611	$1,607	$4,496	$1,793	$413	$2,108	$16,028

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2024, loans past due were $1.1 million, representing 0.09% of total loans receivable. In comparison, past due loans totaled $1.4 million, representing 0.12% of total loans receivable at December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$37	$—	$—	$37	$283,361	$283,398
Non-owner occupied	—	—	23	23	223,279	223,302
Multifamily	—	—	—	—	134,386	134,386
Commercial real estate	—	—	—	—	367,374	367,374
Construction/land	—	—	—	—	57,007	57,007
Total real estate	37	—	23	60	1,065,407	1,065,467
Business	—	—	—	—	20,424	20,424
Consumer	759	8	225	992	71,022	72,014
Total loans	$796	$8	$248	$1,052	$1,156,853	$1,157,905
 ________________

(1) Includes two loans totaling $47,000 that are 90 days or more past due and still accruing interest.

	Loans Past Due as of December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$378	$293	$671	$283,800	$284,471
Non-owner occupied	—	—	24	24	228,728	228,752
Multifamily	—	—	—	—	138,149	138,149
Commercial real estate	—	—	—	—	377,859	377,859
Construction/land	—	—	—	—	60,924	60,924
Total real estate	—	378	317	695	1,089,460	1,090,155
Business	—	—	—	—	29,081	29,081
Consumer	453	9	220	682	71,313	71,995
Total loans	$453	$387	$537	$1,377	$1,189,854	$1,191,231
_________________

(1) Includes two loans totaling $317,000 that are 90 days or more past due and still accruing interest.

Nonaccrual Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $201,000 at March 31, 2024 and $220,000 at December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for credit losses at March 31, 2024 and December 31, 2023, by type of loan:

	March 31, 2024
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
Multifamily	$1,580	$1,581	$—
Commercial real estate	34,635	34,709	—
Total	$36,215	$36,290	$—
________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

	December 31, 2023
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$293	$295	$—
Multifamily	1,590	1,591	—
Commercial real estate	44,021	44,121	—
Total	45,904	46,007	—

Loans with an allowance:
Consumer	19	18	11
Total	19	18	11

Total individually evaluated loans:
One-to-four family residential:
Owner occupied	293	295	—
Multifamily	1,590	1,591	—
Commercial real estate	44,021	44,121	—
Consumer	19	18	11
Total	$45,923	$46,025	$11
_________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of March 31, 2024:

	March 31, 2024
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
Consumer Loans	$—	$201	$201	$47
Total	$—	$201	$201	$47

Loan Modifications to Borrowers Experiencing Financial Difficulty. No loans to borrowers experiencing financial difficulty were modified in the three months ended March 31, 2024. We had no modified loans that subsequently defaulted as of March 31, 2024. Loans that default after they have been modified are typically evaluated individually on a collateral basis.

Note 6 - Prepaid Expenses and Other Assets

Included in “Prepaid expenses and other assets” on the Company’s Consolidated Balance Sheets is an investment that the Company has in a Fintech Focused Fund (the “Fund”) that is designed to help accelerate technology adoption at banks. This equity investment is held at fair value, as reported by the Fund and was $564,000 at March 31, 2024. During the three months ended March 31, 2024, we made no contribution to the Fund and recognized gains of $51,000. During the three months ended March 31, 2023, we contributed $100,000 to the Fund and recognized losses of $10,000. The Company has committed up to $1.0 million in capital for the Fund; however, the Company is not obligated to fund these commitments prior to a capital call. Five capital calls totaling $470,000 have been made since the Company’s investment in the Fund.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,764	$—	$9,764	$—
Freddie Mac	11,000	—	11,000	—
Ginnie Mae	26,502	—	26,502	—
Other	28,502	—	28,502	—
Municipal bonds	31,510	—	31,510	—
U.S. Government agencies	43,719	14,905	28,814	—
Corporate bonds	29,379	—	29,379	—
Total available-for-sale investments	180,376	14,905	165,471	—
Derivative fair value asset	8,376	—	8,376	—
Total	$188,752	$14,905	$173,847	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2023
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$36,215	$—	$—	$36,215
Total	$36,215	$—	$—	$36,215

	Fair Value Measurements at December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$45,912	$—	$—	$45,912
Total	$45,912	$—	$—	$45,912

The fair value of collateral dependent (individually evaluated) loans reflects the exit price and is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, less estimated costs to sell. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management’s knowledge of the marketplace, subsequent changes in market conditions, or management’s knowledge of the borrower.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$36,215	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 15.8% (0.04%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$45,912	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 14.26% (0.04%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2024
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,789	$8,789	$8,789	$—	$—
Interest-earning deposits with banks	40,272	40,272	40,272	—	—
Investments available-for-sale	180,376	180,376	14,905	165,471	—
Investments held-to-maturity	2,451	2,451	—	2,451	—
Loans receivable, net	1,142,909	1,082,690	—	—	1,082,690
FHLB stock	6,078	6,078	—	6,078	—
Accrued interest receivable	7,176	7,176	—	7,176	—
Derivative fair value asset	8,376	8,376	—	8,376	—

Financial Liabilities:
Deposits	714,243	714,243	714,243	—	—
Certificates of deposit, retail	366,507	362,521	—	362,521	—
Brokered deposits	86,146	86,198	—	86,198	—
Advances from the FHLB	115,000	114,996	—	114,996	—
Accrued interest payable	1,134	1,134	—	1,134	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,391	$8,391	$8,391	$—	$—
Interest-earning deposits with banks	22,138	22,138	22,138	—	—
Investments available-for-sale	207,915	207,915	39,603	168,312	—
Investments held-to-maturity	2,456	2,456	—	2,456	—
Loans receivable, net	1,175,925	1,113,642	—	—	1,113,642
FHLB stock	6,527	6,527	—	6,527	—
Accrued interest receivable	7,359	7,359	—	7,359	—
Derivative fair value asset	7,565	7,565	—	7,565	—

Financial Liabilities:
Deposits	706,162	706,162	706,162	—	—
Certificates of deposit, retail	357,154	353,881	—	353,881	—
Brokered deposits	130,791	130,977	—	130,977	—
Advances from the FHLB	125,000	124,976	—	124,976	—
Accrued interest payable	2,739	2,739	—	2,739	—

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and related lease liabilities on the Company’s Consolidated Balance Sheets. At March 31, 2024, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from two months to 6.8 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU asset and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short-term leases, which are those that have a term of one year or less, as the Company does not have any short-term leases. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2024, the Company was committed to paying $75,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU asset and lease liability. The Company’s current leases do not include any non-lease components.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Lease expense, quarter-to-date	$283	$284
Lease expense, year-to-date	283	284
ROU asset	2,415	3,194
Lease liability	2,598	3,374
Weighted average remaining term	4.7 years	5.2 years
Weighted average discount rate	2.24%	2.23%

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2024 and the discounted lease liability at that date:

March 31, 2024
(In thousands)
Due through one year	$810
Due after one year through two years	626
Due after two years through three years	318
Due after three years through four years	305
Due after four years through five years	311
Due after five years	353
Total minimum lease payments	2,723
Less: present value discount	125
Lease liability	$2,598

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At March 31, 2024, the hedged cash flows had a total notional amount of $115.0 million and consisted of rolling one-month or three-month FHLB advances that renew at the fixed interest rate at each renewal date. These hedging instruments have two-to-eight year terms, with remaining terms ranging from five months to 5.5 years, a weighted average remaining term of 2.7 years, and stipulate that the counterparty will pay the Company a rate based on one-month or three-month Secured Overnight Financing Rate (“SOFR”) and the Company will pay a weighted-average fixed interest of 1.87% on the notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement and includes this amount as part of its interest expense on the Company’s Consolidated Income Statements.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month SOFR-based interest received from the counterparty. At March 31, 2024, a $8.4 million net fair value gain of the cash flow hedges was reported with other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $6.6 million was included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. There were no amounts recorded on the Consolidated Income Statements for the three months ended March 31, 2024 or 2023, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents the fair value of these derivative instruments as of March 31, 2024 and December 31, 2023:

	Balance Sheet Location	Fair Value at March 31, 2024	Fair Value at December 31, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$8,376	$7,565

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended March 31, 2024	Amount Recognized in OCI for the three months ended March 31, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$641	$(1,224)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At March 31, 2024, there were 833,252 total shares available for grant under the 2016 Plan, including 136,626 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date unless the award agreement provides otherwise.

For the three months ended March 31, 2024 and 2023, total compensation expense for awards granted under the 2016 Plan was $102,000 and $128,000, respectively, and the related income tax benefit was $21,000 and $27,000, respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At March 31, 2024, there were 122,500 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. There were no stock options granted under the plan for the three months ended March 31, 2024.

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

The Company’s stock option plan awards and activity for the three months ended March 31, 2024 are summarized as follows:

	For the Three Months Ended March 31, 2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	162,500	$11.65		$296,775	$3.98
Exercised	—	—		—	—
Outstanding at March 31, 2024	162,500	11.65	2.90	1,447,225	3.98
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	161,300	11.65	2.85	1,437,025	3.99
Exercisable at March 31, 2024	122,500	11.52	0.80	1,107,225	4.30

As of March 31, 2024, there was $96,582 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years. There were no stock options granted during the three months ended March 31, 2024.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

Changes in nonvested restricted stock awards for the three months ended March 31, 2024, are summarized as follows:

	For the Three Months Ended March 31, 2024
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	27,618	$14.92
Granted	7,673	20.68
Vested	(27,618)	14.92
Nonvested at March 31, 2024	7,673	20.68
Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

As of March 31, 2024, there was $240,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining 11 month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2024 and 2023.

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Balance December 31, 2023	$(13,649)	$5,976	$(7,673)
Other comprehensive gain before reclassifications	314	641	955
Net other comprehensive gain	314	641	955
Balance March 31, 2024	$(13,335)	$6,617	$(6,718)

Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive loss before reclassifications	(51)	(1,224)	(1,275)
Net other comprehensive loss	(51)	(1,224)	(1,275)
Balance March 31, 2023	$(15,548)	$7,059	$(8,489)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net (loss) income	$(1,076)	$2,122
Less: Earnings allocated to participating securities	1	(6)
(Loss) earnings allocated to common shareholders	$(1,075)	$2,116

Basic weighted average common shares outstanding	9,159,339	9,104,371
Dilutive stock options	—	51,350
Dilutive restricted stock grants	—	17,555
Diluted weighted average common shares outstanding	9,159,339	9,173,276

Basic (loss) earnings per share	$(0.12)	$0.23
Diluted (loss) earnings per share	$(0.12)	$0.23

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2024, there were 62,200 options to purchase shares of common stock and 25,600 restricted stock award shares that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. There were no options to purchase shares of common stock and no restricted stock award shares that were omitted from the computation of the diluted earnings per share for the three months ended March 31, 2023.

Note 13 - Revenue Recognition

    In accordance with ASU 2014-09, Revenue from Contracts with Customers Topic 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. To determine the appropriate recognition of revenue for transactions within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when the entity satisfies a performance obligation. A contract may not exist if there are doubts as to collectability of the amounts the Company is entitled to in exchange for the goods or services transferred. If a contract is determined to be within the scope of Topic 606, the Company recognizes revenue as it satisfies a performance obligation. The largest portion of the Company’s revenue is from net interest income which is not within the scope of Topic 606.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
BOLI change in cash surrender value (1)	$351	$308
Wealth management revenue	95	45
Deposit related fees	78	72
Debit card and ATM fees	143	151
Loan related fees	58	91
Other	62	(2)
Total noninterest income	$787	$665
_______________
(1) Not within scope of Topic 606

    For both the three months ended March 31, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At March 31, 2024, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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
•delays in completing requirements of the P&A Agreement;
•the failure to obtain necessary regulatory approvals and shareholder approval or to satisfy any of the other conditions to the Global transaction, including those contained in the P&A Agreement on a timely basis or at all;
•delays or other circumstances arising from the dissolution of First Financial Northwest Bank and First Financial Northwest Inc. following completion of the requirements of the P&A Agreement;
•delays as a result of new merger or application statements of policy or requirements from any of the regulatory authorities with jurisdiction over the transaction;
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
•results of examinations of us by the FRB and our bank subsidiary by the FDIC, the Washington State DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our other reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through purchases of consumer classic and collectible car loans that are outside of our primary market area. During the first three months of 2024, loan repayments outpaced originations, refinances and purchases, resulting in a decrease of $33.0 million in net loans receivable at March 31, 2024.

Our strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. In this regard, our portfolio at March 31, 2024, included $141.5 million of loans to borrowers or secured by properties in 46 other states and the District of Columbia, with the largest concentrations of loans outside our primary market area located in California, Oregon, Texas, Florida and Alabama totaling $31.9 million, $11.0 million, $10.6 million, $9.8 million and $7.7 million, respectively.

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

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impact our net interest income and net interest margin. The Bank is currently liability-sensitive, meaning our interest-earning liabilities re-price at a faster rate than our interest-bearing assets. For the three months ended March 31, 2024, net interest margin decreased 67 basis points, to 2.55%, compared to 3.22% in the same quarter last year. The average yield on interest-earning assets increased, primarily due to an increase in market interest rates. For the same reason, average cost of interest-bearing liabilities also increased, but at a faster pace than the average yield on interest-earning assets.

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

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, including commissions and bonuses, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of the proposed Global transaction and other strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities.

Critical Accounting Estimates

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include those related to the calculation of the ACL. There have not been any material changes in the Company’s critical accounting estimates during the three months ended March 31, 2024.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets were $1.47 billion at March 31, 2024, a decrease of 2.4%, from $1.51 billion at December 31, 2023. The following table details the $36.7 million net change in the composition of our assets at March 31, 2024 from December 31, 2023.

	March 31, 2024	December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$8,789	$8,391	$398	4.7%
Interest-earning deposits with banks	40,272	22,138	18,134	81.9
Investments available-for-sale, at fair value	180,376	207,915	(27,539)	(13.2)
Investments held-to-maturity, at amortized cost	2,451	2,456	(5)	(0.2)
Loans receivable, net	1,142,909	1,175,925	(33,016)	(2.8)
FHLB stock, at cost	6,078	6,527	(449)	(6.9)
Accrued interest receivable	7,176	7,359	(183)	(2.5)
Deferred tax assets, net	2,399	2,648	(249)	(9.4)
Premises and equipment, net	19,323	19,667	(344)	(1.7)
BOLI, net	38,058	37,653	405	1.1
Prepaid expenses and other assets	16,827	10,478	6,349	60.6
ROU, net	2,415	2,617	(202)	(7.7)
Goodwill	889	889	—	—
Core deposit intangible, net	388	419	(31)	(7.4)
Total assets	$1,468,350	$1,505,082	$(36,732)	(2.4)%

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased $18.1 million to $40.3 million at March 31, 2024, compared to $22.1 million at December 31, 2023. Management elected to continue maintaining additional on-balance sheet liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. Investments available-for-sale decreased $27.5 million, primarily due to $25.0 million of investments reaching maturity during the quarter. No investment securities were purchased during the three months ended March 31, 2024.

The effective duration of the investments available-for-sale at March 31, 2024 was 3.73%, compared to 3.43% at December 31, 2023. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased $33.0 million, or 2.80%, to $1.14 billion at March 31, 2024 from December 31, 2023, primarily due to decreases in all loan categories other than consumer loans which increased slightly. Decreases in commercial real estate, business, one-to-four family residential, construction/land and multifamily loans were $10.5 million, $8.7 million, $6.5 million, $3.9 million and $3.8 million, respectively.

At March 31, 2024 and December 31, 2023, construction/land loans totaled 36.3% and 38.3% of total capital plus surplus, and non-owner occupied commercial real estate loans totaled 307.2% and 316.8% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines for total commercial real estate, residential, non-owner occupied, multifamily and construction/land loans of up to 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily residential, commercial real estate and construction/land loans by collateral type at March 31, 2024 and December 31, 2023. Total construction/land loans are net of $56.7 million and $44.6 million of loans-in-process (“LIP”), at March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$134,386	100.0%	$138,149	100.0%

Commercial real estate:
Retail	$118,958	32.4%	$124,172	32.9%
Office	72,303	19.7	72,778	19.3
Hotel / motel	57,263	15.6	63,597	16.8
Storage	32,834	8.9	33,033	8.7
Mobile home park	23,351	6.4	21,701	5.7
Warehouse	19,086	5.2	19,218	5.1
Nursing home	11,538	3.1	11,610	3.1
Other non-residential	32,041	8.7	31,750	8.4
Total commercial real estate	$367,374	100.0%	$377,859	100.0%

Construction/land:
One-to-four family residential	$43,411	76.2%	$47,149	77.4%
Multifamily	5,266	9.2	4,004	6.6
Land	8,330	14.6	9,771	16.0
Total construction/land	$57,007	100.0%	$60,924	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$558,767		$576,932

To assist in our strategic initiatives for loan growth and geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State but outside our primary market area as well as in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the three months ended March 31, 2024, the Bank purchased $3.1 million of loans and loan participations located in Washington and other states, including $3.0 million of consumer loans secured by classic/collectible automobiles and $50,000 of multifamily loans.

At March 31, 2024, the majority of our loan portfolio was secured by properties located in our primary market area; however, a significant amount of loans was secured by properties located in areas of Washington outside our primary market area and elsewhere. Specifically, at March 31, 2024, loans secured by properties outside our primary market area accounted for 7.1% of total loans in Washington, 2.8% in California and 9.5% across regions outside of both California and Washington. The following table details geographic concentrations in our loan portfolio:

	At March 31, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$381,268	$81,926	$224,579	$54,775	$9,779	$12,354	$764,681
Pierce County	41,853	10,455	39,466	56	162	577	92,569
Snohomish County	36,297	7,323	12,697	846	4,177	1,653	62,993
Kitsap County	12,744	5	704	—	—	48	13,501
Other Washington Counties	23,653	26,763	29,550	1,330	251	1,126	82,673
California	4,285	6,097	11,177	—	30	10,331	31,920
Outside Washington and California (1)	6,600	1,817	49,201	—	6,025	45,925	109,568
Total loans	$506,700	$134,386	$367,374	$57,007	$20,424	$72,014	$1,157,905
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $11.0 million, $10.6 million, $9.8 million and $7.7 million, respectively, and $70.4 million of loans located in 42 other states and the District of Columbia.

The ACL decreased $300,000 to $15.0 million at March 31, 2024, representing 1.30% of total loans receivable, from $15.3 million, representing 1.28% of total loans receivable at December 31, 2023. The decrease was primarily the result of changes in loan balances ($33.3 million decrease), shifts in the compositions of the loan portfolio, credit rating changes and improvements in forecasted unemployment rates. At March 31, 2024, the Company had no allowance for individually evaluated loans, primarily due to their collateral values being higher than the loan balances.

We believe the ACL at March 31, 2024, was adequate to absorb the expected losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherent in the business environment as described in further detail in Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of our 2023 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $1.1 million and $1.4 million, or 0.09% and 0.12% of total loans, at March 31, 2024 and December 31, 2023, respectively.

    Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans totaled $201,000 and $220,000 at March 31, 2024 and December 31, 2023, respectively, representing 0.02% of total loans on both dates. We had no other real estate owned properties or foreclosed assets as of both March 31, 2024 and December 31, 2023.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case.

Deposits. Deposit accounts consisted of the following:

	Balance at March 31, 2024	Balance at December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$100,846	$100,899	$(53)	(0.1)%
Interest-bearing demand	58,489	56,968	1,521	2.7
Savings	19,314	18,886	428	2.3
Money market	535,594	529,411	6,183	1.2
Certificates of deposit, retail	366,507	357,153	9,354	2.6
Brokered deposits(1)	86,146	130,790	(44,644)	(34.1)
	$1,166,896	$1,194,107	$(27,211)	(2.3)
______________
(1) Includes $50.5 million and $95.3 million of certificates of deposits, $25.1 million and $25.1 million of interest-bearing demand deposits, and $10.5 million and $10.4 million of network money market deposits at March 31, 2024 and December 31, 2023, respectively.

Deposits decreased $27.2 million to $1.17 billion at March 31, 2024 compared to $1.19 billion at December 31, 2023. Declines of $44.6 million in brokered deposits and $53,000 in noninterest-bearing deposits were more than offset by increases in interest-bearing demand, savings, money market accounts, and retail certificates of deposit of $17.5 million in the aggregate. For the first three months of 2024, management elected to reduce the use of funds from the wholesale markets due to a decline in the loan portfolio and loan originations.

At March 31, 2024 and December 31, 2023, we held $92.3 million and $85.8 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances totaled $115.0 million and $125.0 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, FHLB advances included $90.0 million of fixed-rate one-month advances that renew monthly and $25.0 million of fixed-rate three-month advances that renew quarterly. These advances are utilized in cash flow hedge agreements as described below. At March 31, 2024, all of our FHLB advances were due to reprice within a month.

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

The following table presents details of the Bank’s interest rate swap agreements as of March 31, 2024. For each interest rate swap agreement listed, the Bank has secured a FHLB advance for the notional amount that matures and is subject to repricing at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original terms of these interest rate swap agreements range from two to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2024 and December 31, 2023, we recognized fair value assets of $8.4 million and $7.6 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Stockholders’ equity decreased to $160.2 million at March 31, 2024, from $161.7 million at December 31, 2023. The decrease in stockholders’ equity during the three months ended March 31, 2024, resulted from a $1.1 million net loss, the payment of $1.2 million of cash dividends to stockholders, and a $266,000 decrease to additional paid-in-capital from the cancellation of 12,758 shares of stock awards during the quarter. These decreases were partially offset by $955,000 in other comprehensive income resulting from the increase in fair value of our available-for-sale investments and $102,000 in stock-based compensation recognized as additional paid-in-capital over the vesting periods of the stock awards.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Dividend paid per common share	$0.13	$0.13
Dividend payout ratio (1)	(108.3)%	56.5%
______________
(1) Dividends paid per common share divided by basic (loss) earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net loss of $1.1 million was reported for the three months ended March 31, 2024, or ($0.12) per diluted share compared to net income of $2.1 million, or $0.23 per diluted share, for the three months ended March 31, 2023. The $3.2 million decrease in net income was due to a $2.4 million decrease in net interest income and a $2.4 million increase in noninterest expense, which included $1.2 million related to the termination of the Company’s defined benefit plan and $767,000 of acquisition related expense. These decreases were partially offset by a $122,000 increase in noninterest income, a $513,000 decrease in provision for credit losses, resulting from a $175,000 recapture of the provision for credit losses during the current quarter compared to a $338,000 provision for credit losses during the same quarter the prior year, and a $899,000 decrease in federal income tax provision.

Net Interest Income. Net interest income for the three months ended March 31, 2024, decreased $2.4 million to $8.9 million from $11.3 million for the three months ended March 31, 2023. The decrease was primarily due to higher interest expense on deposits and borrowings, primarily reflecting the higher market interest rates and continued intense competition for deposits, partially offset by higher income on loans receivable and interest-earning deposits with banks. During the first half of 2023, in response to continuing elevated inflation, the Federal Open Market Committee of the Federal Reserve increased the target range for the federal funds rate by 100 basis points, to a range of 5.25% to 5.50%. While net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings, which tend to be shorter in duration than our assets and re-price or reset faster than assets.

Interest income increased $1.1 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to higher interest rates which positively impact the Company’s yields on variable rate loans. Interest income on loans increased $937,000 due to increases in the average loan yields, slightly offset by a decrease in average loan balances. Average loan yield increased to 5.88% for the three months ended March 31, 2024, from 5.56% for the three months ended March 31, 2023, due in large part to increased returns from the repricing of variable rate loans. The average balance of loans receivable decreased $8.4 million to $1.16 billion for the three months ended March 31, 2024 from $1.17 billion for the same period in 2023.

Interest income from investment securities decreased $41,000 for the three months ended March 31, 2024, compared to the same period in 2023, due to a $17.9 million decrease in the average balance of these securities, partially offset by a 23 basis point increase in the average yield to 4.11% for the three months ended March 31, 2024, compared to 3.88% for the same period in 2023, as higher market interest rates favorably impacted our variable rate investment securities.

Interest income on interest-earning deposits with banks increased $250,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to a $15.3 million increase in the average balance and an 88 basis point increase in the average yield to 5.28% on these deposits for the three months ended March 31, 2024.

Interest expense increased $3.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to interest expense on deposits increasing $3.6 million partially offset by interest expense on borrowings decreasing $85,000. The increase in the interest expense on deposits was primarily due to an increase in the average rate paid on interest-bearing deposits, in particular higher yielding money market accounts and retail certificates of deposit, which increased 128 basis points to 3.69% for the three months ended March 31, 2024, compared to 2.41% for the three months ended March 31, 2023 and, to a lesser extent, the higher average balance of money market accounts and retail certificates of deposits. For the three months ended March 31, 2024, the average balance of money market accounts and retail certificates of deposit increased $31.9 million and $51.5 million, respectively, outpacing the decreases in interest-bearing demand and brokered deposits of $37.2 million and $25.4 million respectively, compared to the same period in 2023.

Interest expense on borrowings decreased $85,000 as a result of a $12.0 million decrease in the average balance and a four basis point decrease in average cost of borrowings for the three months ended March 31, 2024, as compared to the same period in 2023.

The Company’s net interest margin was 2.55% for the three months ended March 31, 2024, compared to 3.22% for the three months ended March 31, 2023. The decrease was primarily due to the cost of interest-bearing liabilities outpacing the yields on interest-earning assets, with a 114 basis points increase in our average cost of interest-bearing liabilities to 3.58%

from 2.44%, partially offset by a 33 basis point increase in the average yield on interest earning assets to 5.62% from 5.29% between periods. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended March 31, 2024 Compared to March 31, 2023 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,052	$(115)	$937
Investment securities, taxable	141	(180)	(39)
Investment securities, non-taxable	(3)	1	(2)
Interest-earning deposits with banks	84	166	250
FHLB stock	9	(12)	(3)
Total net change in income on interest-earning assets	1,283	(140)	1,143

Interest-bearing liabilities:
Interest-bearing demand deposits	(170)	(126)	(296)
Savings deposits	1	—	1
Money market deposits	1,883	173	2,056
Certificates of deposit, retail	1,576	294	1,870
Brokered deposits	236	(283)	(47)
Borrowings	(5)	(80)	(85)
Total net change in expense on interest-bearing liabilities	3,521	(22)	3,499
Total net change in net interest income	$(2,238)	$(118)	$(2,356)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2024 and 2023. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,160,156	$16,966	5.88%	$1,168,539	$16,029	5.56%
Investment securities, taxable	179,298	1,938	4.35	197,301	1,977	4.06
Investment securities, non-taxable	22,808	126	2.22	22,668	128	2.29
Interest-earning deposits with bank	37,032	486	5.28	21,729	236	4.40
FHLB stock	6,554	127	7.79	7,219	130	7.30
Total interest-earning assets	1,405,848	19,643	5.62	1,417,456	18,500	5.29
Noninterest earning assets	89,905			91,841
Total average assets	$1,495,753			$1,509,297

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$57,751	$25	0.17%	$94,925	$321	1.37%
Savings deposits	19,104	3	0.06	23,547	2	0.03
Money market deposits	532,298	4,781	3.61	500,440	2,725	2.21
Certificates of deposit, retail	363,218	3,647	4.04	311,728	1,777	2.31
Brokered deposits	109,797	1,460	5.35	135,187	1,507	4.52
Total interest-bearing deposits	1,082,168	9,916	3.69	1,065,827	6,332	2.41
Borrowings	125,604	827	2.65	137,600	912	2.69
Total interest-bearing liabilities	1,207,772	10,743	3.58	1,203,427	7,244	2.44
Noninterest bearing liabilities	126,158			143,854
Average equity	161,823			162,016
Total average liabilities and equity	$1,495,753			$1,509,297
Net interest income		$8,900			$11,256
Net interest margin			2.55%			3.22%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimate of credit losses over the remaining expected life of loans in the portfolio. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. Management performs individual evaluation for loans that do not share risk characteristics with other loans. Based on this individually evaluated analysis, if the recorded investment in the loan is less than the market value of the collateral less costs to sell (“market value”), a specific allowance is established in the ACL for the loan. The amount of the specific allowance is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

During the three months ended March 31, 2024, management evaluated the adequacy of the ACL and concluded that a $175,000 recapture of provision for credit losses was appropriate, reflecting a $300,000 recapture of the provision for credit losses for loans and a $125,000 provision for credit losses for unfunded commitments. The recapture of provision for credit losses was due to various factors including a decline in loan balances, shifts in the composition of the loan portfolio, credit rating changes and improvements in forecasted unemployment rates. In comparison, a $338,000 provision for credit losses was recorded for the quarter ended March 31, 2023, reflecting a $300,000 provision for credit losses for loans and $38,000 provision for credit losses for unfunded commitments. The increase in the ACL for the first quarter of 2023 was due to growth in the loan portfolio, shifts in the composition of the loan portfolio, and an increase in the forecasted unemployment rates. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
ACL as a percent of total loans	1.30%	1.33%
ACL at period end	$14,996	$16,028
Total loans outstanding	1,157,905	1,200,778

Nonaccrual loans as a percentage of total loans outstanding at period end	0.02%	0.02%
Total nonaccrual loans	$201	$201
Total loans outstanding	1,157,905	1,200,778

ACL as a percent of nonaccrual loans at period end	7,460.70%	7,974.13%
ACL at period end	$14,996	$16,028
Total nonaccrual loans	201	201

Net (charge-offs) recoveries during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$—	$1
Average loans receivable, net (1)	504,903	473,633
Multifamily:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	135,367	139,984
Commercial:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	369,802	396,960
Construction/land development:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	54,841	62,039
Business:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	25,147	31,161
Consumer:	(0.01)%	—%
Net charge-offs during period	$(10)	$—
Average loans receivable, net (1)	70,096	64,762
Total loans:	—%	—%
Net (charge-offs) recoveries during period	$(10)	$1
Average loans receivable, net (1)	1,160,156	1,168,539
_______________
(1) The average loans receivable, net balances include nonaccrual loans and deferred (costs) fees.

Noninterest Income. Noninterest income increased $122,000 to $787,000 for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023.

The following table provides a summary of the changes in the components of noninterest income:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
BOLI income	$351	$308	$43	14.0%
Wealth management revenue	95	45	50	111.1
Deposit related fees	221	223	(2)	(0.9)
Loan related fees	58	91	(33)	(36.3)
Other	62	(2)	64	NM
Total noninterest income	$787	$665	$122	18.3%

    During the three months ended March 31, 2024, compared to the three months ended March 31, 2023, BOLI income increased $43,000 as a result of annual premiums and dividends on certain BOLI policies, wealth management revenue increased $50,000 due to increased sales of products and services, and other noninterest income increased $64,000 primarily due to a $57,000 distribution received from our investment in a fintech focused fund. These increases were partially offset by a $33,000 decrease in loan related fees, primarily as a result of a reduction in prepayment fees collected on certain loans paid off prior to maturity.
    Noninterest Expense. Noninterest expense increased $2.4 million to $11.3 million for the three months ended March 31, 2024, from $9.0 million for the three months ended March 31, 2023.

The following table provides a summary of the changes in the components of noninterest expense:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$6,763	$5,461	$1,302	23.8%
Occupancy and equipment	1,226	1,165	61	5.2
Professional fees	1,300	417	883	211.8
Data processing	786	686	100	14.6
Regulatory assessments	166	101	65	64.4
Insurance and bond premiums	132	130	2	1.5
Marketing	64	77	(13)	(16.9)
Other general and administrative	894	918	(24)	(2.6)
Total noninterest expense	$11,331	$8,955	$2,376	26.5%

The increase in noninterest expense for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily due to an $1.3 million increase in salaries resulting primarily from the termination of the Company’s defined benefit plan, which has been frozen since 2013, which required the purchase of a single premium group annuity at a cost of $1.2 million to satisfy the Company’s obligations to employees covered by the defined benefit plan. The increase in salaries and employee benefits also included a $134,000 expense to fully recognize the remaining annual contribution of $310,000 made in October 2023 to the defined benefit plan. Professional fees increased $880,000 primarily due to a $767,000 acquisition related pretax expense, a $82,000 increase in audit/examination fees, partially offset by a $33,000 decrease in legal fees unrelated to the acquisition due to reduced use of services, and a $48,000 payment made in the first quarter of 2024 for the loan portfolio review while no such payment was made in the same period of 2023. Smaller increases in occupancy and equipment, data processing and regulatory assessments also contributed to the increase in noninterest expense. Partially offsetting these increases was a decrease in marketing expense and other general and administrative expense.

Federal Income Tax Expense. A federal income tax benefit of $393,000 was recorded for the three months ended March 31, 2024, a result of a pretax loss for the quarter, compared to a federal income tax provision of $506,000 for the same period in 2023.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other short-term investment securities. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At March 31, 2024, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $56.7 million and $45.5 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 2024, totaled $285.6 million. Management’s policy is generally to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the first quarter of 2024, management reduced its reliance in the wholesale markets due to a decline in the loan portfolio and loan originations. At March 31, 2024, we had $86.1 million in brokered deposits, down from $130.8 million at December 31, 2023, which were comprised of $50.5 million of certificates of deposit, $25.1 million of interest-bearing demand deposits and $10.5 million of network money market deposits. At March 31, 2024, the Bank maintained credit facilities with the FHLB totaling $526.6 million, subject to qualifying collateral limits that reduced our pledged collateral borrowing capacity to $455.5 million, with an outstanding balance of $115.0 million. As further funding sources, we also had the ability to borrow $59.3 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at March 31, 2024. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

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

Based on our current capital allocation objectives, during the remainder of fiscal 2024 we expect cash expenditures of approximately $502,000 for capital investment in property, plant and equipment. In addition, we currently expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.13 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Company, and returning a substantial portion of our cash to our shareholders. Assuming continued payment of quarterly dividends during 2024 at a rate of $0.13 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of outstanding shares at March 31, 2024.

At March 31, 2024, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2024, will include (i) $673,000 of operating lease payments and (ii) other future obligations and accrued expenses of $23.7 million. At March 31, 2024, all $115.0 million of our FHLB borrowings were short-term and tied to interest rate swap agreements and are expected to be renewed as they mature during 2024. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Total stockholders’ equity was $160.2 million at March 31, 2024. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2024, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of March 31, 2024 were as follows: Total capital to risk-weighted assets was 16.24%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.98%; and Tier 1 capital to total assets was 10.41%. At March 31, 2024, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2024, the Bank’s capital conservation buffer was 8.24%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2023 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate risk, credit risk, and profitability. The policy established the Investment, Asset/Liability Committee (“ALCO”), which is comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:
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
    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while considering various elements of interest rate risk. We use interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2024, the Bank held eight interest rate swap agreements with a total notional amount of $115.0 million, a weighted-average fixed interest rate of 1.87%, and weighted average remaining maturity of 33 months. Under the interest rate agreements, the Bank pays a fixed interest rate while it receives a floating rate tied to either the 1-month or 3-month SOFR, aligning with each agreement’s reset frequency over an original term of two to eight years. At the commencement of each interest rate agreement, the Bank secures a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional fixed rate FHLB advance for comparable terms. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 62.7% of our net loans were adjustable-rate loans at March 31, 2024. At that date, $382.6 million, or 52.7%, of these loans, with a weighted-average of 4.80%, were at their floor interest rate.

    The inability of our loans to adjust downward with the presence of floors can contribute to increased income in periods of declining interest rates, although this result is subject to the risk that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2024, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2024
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
400	$36,122	(6.68)%
300	36,785	(4.97)
200	37,392	(3.40)
100	38,127	(1.50)
Base	38,707	—
(100)	39,134	1.10
(200)	40,668	5.07
(300)	39,568	2.22
(400)	39,488	2.02

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

At March 31, 2024, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Part 1, Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable
(b)     Not applicable
(c)     The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
January 1 - January 31, 2024	—	$—	—	457,000
February 1 - February 29, 2024	—	—	—	457,000
March 1 - March 31, 2024	27,618	20.88	—	457,000
	27,618	20.88	—

(1) Represents shares withheld by the Company to satisfy tax withholding requirements upon vesting of restricted stock awards, which were not deemed to be repurchased pursuant to the publicly announced stock repurchase program.

(2) On August 7, 2023, the Company’s Board of Directors announced a repurchase plan authorizing the repurchase of up to 5% of the Company’s outstanding stock, or approximately 457,000 shares. This plan commenced on August 10, 2023 and expired on March 16, 2024.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Not applicable
(b)     Not applicable
(c)    Not applicable

Item 6. Exhibits and Financial Statement Schedules
 (a)       Exhibits

2.1	Purchase and Assumption Agreement by and among Global Federal Credit Union, First Financial Northwest Bank and First Financial Northwest, Inc. dated January 10, 2024 (1)
3.1	Articles of Incorporation of First Financial Northwest (2)
3.2	Amended and Restated Bylaws of First Financial Northwest (3)
4.1	Form of stock certificate of First Financial Northwest (2)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (4)
10.2	Form of Change in Control Severance Agreement for Executive Officers (5)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (6)
10.4	2008 Equity Incentive Plan (7)
10.5	2016 Equity Incentive Plan (8)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (9)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (9)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (4)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (12)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (6)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (6)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(13)
10.16	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III(14)
10.17	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (14)
10.18	Amendment No. 1 to Executive Supplemental Retirement Plan Participation Agreement for Joseph W. Kiley III (14)
10.19	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Joseph W. Kiley III (14)
10.20	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Richard P. Jacobson (14)
10.21	Amendment No. 1 to Form of Change in Control Severance Agreement for Executive Officers (14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31,2024, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

____________
(1)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 11, 2024.
(2)Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)
(3)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 6, 2023.
(4)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.
(5)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.
(6)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(7)Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(8)Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 28, 2016.
(9)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(10)Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.
(11)Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029)
(12)Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.
(13)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 21, 2020.
(14)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated May 16, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 9, 2024	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)