Form 10-Q
period 2024-06-30
First Financial Northwest, Inc.
filed 2024-08-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2024, 9,179,825 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Part 1. Financial Information
Item 1. Financial Statements

	June 30, 2024	December 31, 2023
Assets
	(Unaudited)
Cash on hand and in banks	$10,811	$8,391
Interest-earning deposits with banks	48,173	22,138
Investments available-for-sale, at fair value (amortized cost of $175,625 at June 30, 2024 and $223,725 at December 31, 2023)	160,693	207,915
Investments held-to-maturity, at amortized cost (estimated fair values of $2,456 at June 30, 2024 and December 31, 2023)	2,456	2,456
Loans receivable, net of allowance of $14,796, and $15,306	1,135,067	1,175,925
Federal Home Loan Bank ("FHLB") stock, at cost	8,823	6,527
Accrued interest receivable	6,632	7,359
Deferred tax assets, net	2,360	2,648
Premises and equipment, net	19,007	19,667
Bank owned life insurance ("BOLI"), net	38,368	37,653
Prepaid expenses and other assets	11,447	10,478
Right of use (“ROU”) asset, net	2,670	2,617
Goodwill	889	889
Core deposit intangible, net	357	419
Total assets	$1,447,753	$1,505,082

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$99,842	$100,899
Interest-bearing deposits	988,332	1,093,208
Total deposits	1,088,174	1,194,107
FHLB advances	176,000	125,000
Advance payments from borrowers for taxes and insurance	2,764	2,952
Lease liability, net	2,866	2,806
Accrued interest payable	1,117	2,739
Other liabilities	16,139	15,818
Total liabilities	1,287,060	1,343,422

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,179,825 shares at June 30, 2024, and 9,179,510 shares at December 31, 2023	92	92
Additional paid-in capital	72,953	73,035
Retained earnings	94,300	96,206
Accumulated other comprehensive loss, net of tax	(6,652)	(7,673)
Total stockholders' equity	160,693	161,660
Total liabilities and stockholders' equity	$1,447,753	$1,505,082

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$16,805	$16,849	$33,772	$32,878
Investment securities	1,886	2,108	3,950	4,212
Interest-earning deposits with banks	482	620	968	856
Dividends on FHLB stock	144	120	270	251
Total interest income	19,317	19,697	38,960	38,197
Interest expense
Deposits	9,498	8,590	19,414	14,922
FHLB advances and other borrowings	849	798	1,676	1,710
Total interest expense	10,347	9,388	21,090	16,632
Net interest income	8,970	10,309	17,870	21,565
(Recapture of provision) provision for credit losses	(200)	(247)	(375)	91
Net interest income after (recapture of provision) provision for credit losses	9,170	10,556	18,245	21,474
Noninterest income
BOLI income	310	274	661	582
Wealth management revenue, net	54	95	149	140
Deposit related fees	240	252	462	475
Loan related fees	97	44	155	136
Other (expense) income, net	(28)	133	34	130
Total noninterest income	673	798	1,461	1,463
Noninterest expense
Salaries and employee benefits	3,817	5,064	10,580	10,525
Occupancy and equipment	1,225	1,160	2,451	2,325
Professional fees	749	887	2,049	1,304
Data processing	856	711	1,642	1,397
Regulatory assessments	170	267	337	368
Insurance and bond premiums	118	115	250	245
Marketing	47	98	110	175
Other general and administrative	959	1,202	1,853	2,120
Total noninterest expense	7,941	9,504	19,272	18,459
Income before federal income tax provision (benefit)	1,902	1,850	434	4,478
Federal income tax provision (benefit)	347	362	(46)	868
Net income	$1,555	$1,488	$480	$3,610
Basic earnings per common share	$0.17	$0.16	$0.05	$0.39
Diluted earnings per common share	$0.17	$0.16	$0.05	$0.39
Basic weighted average number of common shares outstanding	9,168,414	9,120,468	9,162,194	9,112,464
Diluted weighted average number of common shares outstanding	9,235,446	9,124,227	9,234,813	9,147,721

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,555	$1,488	$480	$3,610
Other comprehensive gain (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale	479	(2,723)	877	(2,787)
Tax effect	(100)	572	(184)	585
(Losses) gains on cash flow hedges	(396)	1,042	415	(507)
Tax effect	83	(219)	(87)	106
Other comprehensive gain (loss), net of tax	66	(1,328)	1,021	(2,603)
Total comprehensive income	$1,621	$160	$1,501	$1,007

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at March 31, 2024	9,174,425	$92	$72,871	$93,938	$(6,718)	$160,183
Net income	—	—	—	1,555	—	1,555
Other comprehensive gain, net of tax	—	—	—	—	66	66
Exercise of stock options	7,500	—	81	—	—	81
Compensation related to stock options and restricted stock awards	—	—	45	—	—	45
Canceled common stock - stock options	(2,100)	—	(44)	—	—	(44)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,193)	—	(1,193)
Balances at June 30, 2024	9,179,825	$92	$72,953	$94,300	$(6,652)	$160,693

	Six Months Ended June 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2023	9,179,510	$92	$73,035	$96,206	$(7,673)	$161,660
Net income	—	—	—	480	—	480
Other comprehensive gain, net of tax	—	—	—	—	1,021	1,021
Exercise of stock options	7,500	—	81	—	—	81
Issuance of common stock - restricted stock awards, net	7,673	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	148	—	—	148
Canceled common stock - restricted stock awards and stock options	(14,858)	—	(311)	—	—	(311)
Cash dividend declared and paid ($0.26 per share)	—	—	—	(2,386)	—	(2,386)
Balances at June 30, 2024	9,179,825	$92	$72,953	$94,300	$(6,652)	$160,693

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$480	$3,610
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Recapture of provision) provision for credit losses	(375)	91
Net amortization of premiums and discounts on investments	322	268
Depreciation of premises and equipment	990	1,022
Loss on disposal of premises and equipment	—	2
Deferred federal income taxes	17	118
Stock compensation expense	148	227
BOLI income	(661)	(582)
Annuity income	(6)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(492)	(1,015)
ROU asset	389	365
Advance payments from borrowers for taxes and insurance	(188)	(527)
Accrued interest receivable	727	(177)
Lease liability	(382)	(349)
Accrued interest payable	(1,622)	1,717
Other liabilities	327	(4,250)
Net cash (used) provided by operating activities	(326)	514

Cash flows from investing activities:
Proceeds from maturities of investments available-for-sale	40,000	—
Principal repayments on investments available-for-sale	7,777	5,796
Net decrease (increase) in loans receivable	41,233	(5,233)
(Purchase) redemption of FHLB stock	(2,296)	909
Purchase of premises and equipment	(330)	(115)
Purchase of BOLI	(54)	(54)
Net cash provided by investing activities	86,330	1,303

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net (decrease) increase in deposits	$(105,933)	$54,924
Advances from the FHLB	104,000	131,000
Repayments of advances from the FHLB	(53,000)	(156,000)
Proceeds from stock options exercised	81	—
Net share settlement of stock awards	(311)	(106)
Dividends paid	(2,386)	(2,378)
Net cash (used) provided by financing activities	(57,549)	27,440

Increase in cash and cash equivalents	28,455	29,257
Cash and cash equivalents at beginning of period	30,529	24,320
Cash and cash equivalents at end of period	$58,984	$53,577

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$22,712	$14,915
Federal income taxes paid	635	1,820

Noncash items:
Change in unrealized gain (loss) on investments available-for-sale	$877	$(2,787)
Change in unrealized gain (loss) on cash flow hedges	415	(507)
Initial recognition of ROU asset	442	108
Initial recognition of lease liability	442	108
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	—	395

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

At June 30, 2024, the Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Consummation of the asset sale and related transactions is subject to certain conditions, including, among others, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the P&A Agreement, and the absence of any injunctions or other legal restraints. The P&A Agreement provides certain termination rights for both Global and the Bank, and further provides that upon termination of the P&A Agreement under certain circumstances, the Bank will be obligated to pay Global a termination fee of $9.4 million. Additional information regarding the asset sale, including the P&A Agreement, can be found in the Current Report on Form 8-K filed by First Financial Northwest with the U.S. Securities and Exchange Commission (“SEC”) on January 11, 2024. On July 19, 2024, the Company received its shareholders’ approval for the asset sale, as well as the proposal to voluntarily dissolve the Company and distribute its net assets following the completion of the asset sale.

The Bank previously received required regulatory approval from the Washington State Department of Financial Institutions in connection with the asset sale and Bank liquidation, but consummation of the asset sale remains subject to the required regulatory approvals from the Federal Deposit Insurance Corporation (“FDIC”) and the National Credit Union Administration (“NCUA”), which have not been obtained. The Bank cannot provide any assurance as to whether the Bank or Global will obtain the required final regulatory approvals from the FDIC and the NCUA, when such approvals will be received, or whether there will be any conditions in such approvals that are unacceptably burdensome to the Bank or Global.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (“2023 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the allowance for credit losses (“ACL”).

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

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reporting segment, other segment items, the title and position of the chief operating decision maker (“CODM”), and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this standard to have a material impact on the financial condition or results of operations but is currently assessing the impact of additional disclosures to the consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages in a tabular format. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the U.S. statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more.

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

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,452	$—	$(1,683)	$9,769
Freddie Mac	11,877	—	(1,623)	10,254
Ginnie Mae	27,232	115	(1,396)	25,951
Other	28,090	—	(1,167)	26,923
Municipal bonds	36,370	6	(5,249)	31,127
U.S. Government agencies	27,604	21	(566)	27,059
Corporate bonds	33,000	—	(3,390)	29,610
Total	$175,625	$142	$(15,074)	$160,693

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,562	$—	$(1,684)	$9,878
Freddie Mac	12,934	—	(1,755)	11,179
Ginnie Mae	28,096	—	(1,516)	26,580
Other	30,559	—	(1,366)	29,193
Municipal bonds	36,571	42	(4,764)	31,849
U.S. Government agencies	71,003	5	(1,051)	69,957
Corporate bonds	33,000	—	(3,721)	29,279
Total	$223,725	$47	$(15,857)	$207,915

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2024 and December 31, 2023.

    There were $2.5 million of investments classified as held-to-maturity at both June 30, 2024 and December 31, 2023. In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligation associated with certain supplemental executive retirement plan (“SERP”) agreements. These annuities, along with an associated insurance policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long-term guarantee for the SERP has no cash value and is not transferable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. Hence, the amortized cost of these held-to-maturity investments is their fair value.

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,769	$(1,683)	$9,769	$(1,683)
Freddie Mac	—	—	10,254	(1,623)	10,254	(1,623)
Ginnie Mae	—	—	14,393	(1,396)	14,393	(1,396)
Other	2,867	(19)	24,055	(1,148)	26,922	(1,167)
Municipal bonds	2,018	(12)	28,732	(5,237)	30,750	(5,249)
U.S. Government agencies	1,335	(1)	21,203	(565)	22,538	(566)
Corporate bonds	—	—	29,610	(3,390)	29,610	(3,390)
Total	$6,220	$(32)	$138,016	$(15,042)	$144,236	$(15,074)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,878	$(1,684)	$9,878	$(1,684)
Freddie Mac	671	(57)	10,508	(1,698)	11,179	(1,755)
Ginnie Mae	11,601	(70)	14,979	(1,446)	26,580	(1,516)
Other	—	—	28,330	(1,366)	28,330	(1,366)
Municipal bonds	2,477	(16)	26,916	(4,748)	29,393	(4,764)
U.S. Government agencies	—	—	67,440	(1,051)	67,440	(1,051)
Corporate bonds	5,966	(34)	23,313	(3,687)	29,279	(3,721)
Total	$20,715	$(177)	$181,364	$(15,680)	$202,079	$(15,857)

On a quarterly basis, management evaluates available-for-sale (“AFS”) debt securities that are in an unrealized loss position to determine if an allowance for credit losses is required. If it is determined that a credit loss exists and an allowance is required, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount that the fair value is less than the amortized cost. For debt securities in an unrealized loss position that the Company does not intend to sell, and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the unrealized loss representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire unrealized loss would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

potential credit loss. The remaining unrealized loss related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 114 securities and 123 securities in an unrealized loss position, with 106 and 113 of these securities in an unrealized loss position for 12 months or more, at June 30, 2024 and December 31, 2023, respectively. Management does not believe that the unrealized losses at June 30, 2024 and December 31, 2023 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the three and six months ended June 30, 2024.

    The amortized cost and estimated fair value of investments available-for-sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	11,043	10,330
Due after five years through ten years	34,916	31,168
Due after ten years	51,015	46,298
	96,974	87,796
Mortgage-backed investments	78,651	72,897
Total	$175,625	$160,693

Maturities of investments held-to-maturity (annuities) were established at the time the initial contract was signed. They mature (terminate) upon the earlier of the death of the executives or depletion of the related annuity.

Under Washington state law, to participate in the public funds program, the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $29.2 million and $26.5 million were pledged as collateral for public deposits at June 30, 2024 and December 31, 2023, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three and six months ended June 30, 2024, there were $15.0 million and $40.0 million, respectively, in maturities of investment securities with no gain or loss generated and there were no calls or sales of investment securities. For the three and six months ended June 30, 2023, there were no calls, sales or maturities of investment securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$283,516	$284,471
Permanent non-owner occupied	225,423	228,752
	508,939	513,223

Multifamily	134,302	138,149

Commercial real estate	365,480	377,859

Construction/land:
One-to-four family residential	39,908	47,149
Multifamily	6,078	4,004
Land	9,800	9,771
	55,786	60,924

Business	15,063	29,081

Consumer	70,293	71,995

Total loans receivable, gross	1,149,863	1,191,231

Less:
ACL for loans	14,796	15,306
Total loans receivable, net	$1,135,067	$1,175,925

    At June 30, 2024, loans totaling $608.3 million were pledged to secure borrowings from the FHLB compared to $636.9 million at December 31, 2023. In addition, loans totaling $78.1 million and $76.1 million were pledged to the FRB to secure a line of credit at June 30, 2024 and December 31, 2023, respectively.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on a risk rating system designed to define the basic characteristics and identify risk elements of each credit extension. The Company utilizes a nine-point risk rating system. A description of the general characteristics of the risk grades is as follows:

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

    Management considers the guidance in FASB Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of June 30, 2024 and December 31, 2023, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2024 and December 31, 2023 by type and risk category:

	June 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$155,999	$68,533	$98,409	$50,709	$43,107	$91,098	$507,855
Watch	—	—	—	—	—	678	678
Special mention	—	—	—	—	—	384	384
Substandard	—	—	—	—	—	22	22
Total one-to-four family residential	$155,999	$68,533	$98,409	$50,709	$43,107	$92,182	$508,939
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$427	$3,314	$8,206	$19,863	$42,795	$48,315	$122,920
Watch	—	—	—	—	—	9,812	9,812
Substandard	—	—	—	—	—	1,570	1,570
Total multifamily	$427	$3,314	$8,206	$19,863	$42,795	$59,697	$134,302
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$4,099	$19,882	$34,671	$74,681	$77,211	$105,716	$316,260
Watch	—	—	—	—	—	12,611	12,611
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	4,082	526	32,001	36,609
Total commercial real estate	$4,099	$19,882	$34,671	$78,763	$77,737	$150,328	$365,480
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Continued)
	June 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$13,540	$25,746	$8,625	$7,875	$—	$—	$55,786
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$13,540	$25,746	$8,625	$7,875	$—	$—	$55,786
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$85	$1,610	$3,988	$344	$1,045	$7,991	$15,063
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$85	$1,610	$3,988	$344	$1,045	$7,991	$15,063
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$6,897	$19,615	$21,207	$8,924	$5,466	$7,559	$69,668
Watch	—	—	25	—	—	—	25
Special mention	—	—	—	—	—	—	—
Substandard	—	47	352	201	—	—	600
Total consumer	$6,897	$19,662	$21,584	$9,125	$5,466	$7,559	$70,293
Current YTD gross charge-offs	$—	$—	$10	$—	$—	$—	$10
Total loans receivable, gross
Pass	$181,047	$138,700	$175,106	$162,396	$169,624	$260,679	$1,087,552
Watch	—	—	25	—	—	23,101	23,126
Special mention	—	—	—	—	—	384	384
Substandard	—	47	352	4,283	526	33,593	38,801
Total loans	$181,047	$138,747	$175,483	$166,679	$170,150	$317,757	$1,149,863
Current YTD gross charge-offs	$—	$—	$10	$—	$—	$—	$10

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in the ACL for loans and the allowance for unfunded commitments was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
ACL - loans:
Beginning balance	$14,996	$15,306
Charge-offs	—	(10)
Recapture of provision for credit losses	(200)	(500)
Ending balance	$14,796	$14,796

Allowance for unfunded commitments:
Beginning balance	$564	$439
Provision for credit losses	—	125
Ending balance	$564	$564

(Recapture of provision) provision for credit losses
Loans	$(200)	$(500)
Unfunded commitments	—	125
Total	$(200)	$(375)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the ACL on loans at or for the three and six months ended June 30, 2024 and June 30, 2023, by loan category:

	At or For the Three Months Ended June 30, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,618	$1,531	$3,816	$1,854	$273	$1,904	$14,996
Charge-offs	—	—	—	—	—	—	—
Provision (recapture of provision)	82	22	(204)	14	(63)	(51)	(200)
Ending balance	$5,700	$1,553	$3,612	$1,868	$210	$1,853	$14,796

	At or For the Six Months Ended June 30, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306
Charge-offs	—	—	—	—	—	(10)	(10)
(Recapture of provision) provision	(47)	44	(283)	12	(177)	(49)	(500)
Ending balance	$5,700	$1,553	$3,612	$1,868	$210	$1,853	$14,796

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,611	$1,607	$4,496	$1,793	$413	$2,108	$16,028
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	—	—	—	—	—	—	—
Recapture of provision	(37)	(25)	(129)	(129)	(66)	(14)	(400)
Ending balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606

	At or For the Six Months Ended June 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture)	10	289	(60)	(461)	(91)	213	(100)
Ending balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2024, loans past due were $6.7 million, representing 0.58% of total loans receivable. In comparison, past due loans totaled $1.4 million, representing 0.12% of total loans receivable at December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$35	$262	$—	$297	$283,219	$283,516
Non-owner occupied	—	—	21	21	225,402	225,423
Multifamily	—	—	—	—	134,302	134,302
Commercial real estate	1,296	4,082	—	5,378	360,102	365,480
Construction/land	—	—	—	—	55,786	55,786
Total real estate	1,331	4,344	21	5,696	1,058,811	1,064,507
Business	—	—	—	—	15,063	15,063
Consumer	374	—	601	975	69,318	70,293
Total loans	$1,705	$4,344	$622	$6,671	$1,143,192	$1,149,863
 ________________

(1) There were no loans 90 days or more past due and still accruing interest.

	Loans Past Due as of December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$378	$293	$671	$283,800	$284,471
Non-owner occupied	—	—	24	24	228,728	228,752
Multifamily	—	—	—	—	138,149	138,149
Commercial real estate	—	—	—	—	377,859	377,859
Construction/land	—	—	—	—	60,924	60,924
Total real estate	—	378	317	695	1,089,460	1,090,155
Business	—	—	—	—	29,081	29,081
Consumer	453	9	220	682	71,313	71,995
Total loans	$453	$387	$537	$1,377	$1,189,854	$1,191,231
_________________

(1) Includes two loans totaling $317,000 that are 90 days or more past due and still accruing interest.

Nonaccrual Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $4.7 million at June 30, 2024 and $220,000 at December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for credit losses at June 30, 2024 and December 31, 2023, by type of loan. At June 30, 2024, the Company had no allowance for individually evaluated loans, primarily due to their collateral values being higher than the loan balances.

	June 30, 2024
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
Multifamily	$1,570	$1,570	$—
Commercial real estate	36,609	36,697	—
Total	$38,179	$38,267	$—
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of June 30, 2024:

	June 30, 2024
	Nonaccrual with No ACL		Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
One-to-four family residential	$—		$21	$21	$—
Commercial real estate	4,082		—	4,082	—
Consumer	—		601	601	—
Total	$4,082	4082000	$622	$4,704	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and six months ended June 30, 2024. We had no modified loans that subsequently defaulted as of June 30, 2024. Loans that default after they have been modified are typically evaluated individually on a collateral basis.

Note 6 - Prepaid Expenses and Other Assets

Included in “Prepaid expenses and other assets” on the Company’s Consolidated Balance Sheets is an investment that the Company has in a Fintech Focused Fund (the “Fund”) that is designed to help accelerate technology adoption at banks. This equity investment is held at fair value, as reported by the Fund and was $572,000 at June 30, 2024. During the six months ended June 30, 2024, we contributed $50,000 to the Fund and recognized gains of $9,300. During the six months ended June 30, 2023, we contributed $150,000 to the Fund and recognized gains of $111,000. The Company has committed up to $1.0 million in capital for the Fund; however, the Company is not obligated to fund these commitments prior to a capital call. Six capital calls totaling $520,000 have been made since the Company’s initial investment in the Fund on August 15, 2022.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,769	$—	$9,769	$—
Freddie Mac	10,254	—	10,254	—
Ginnie Mae	25,951	—	25,951	—
Other	26,923	—	26,923	—
Municipal bonds	31,127	—	31,127	—
U.S. Government agencies	27,059	—	27,059	—
Corporate bonds	29,610	—	29,610	—
Total available-for-sale investments	160,693	—	160,693	—
Derivative fair value asset	7,980	—	7,980	—
Total	$168,673	$—	$168,673	$—

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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$38,179	$—	$—	$38,179
Total	$38,179	$—	$—	$38,179

	Fair Value Measurements at December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$45,912	$—	$—	$45,912
Total	$45,912	$—	$—	$45,912

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$38,179	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 13.1% (3.09%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$45,912	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 14.26% (0.04%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2024
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$10,811	$10,811	$10,811	$—	$—
Interest-earning deposits with banks	48,173	48,173	48,173	—	—
Investments available-for-sale	160,693	160,693		160,693	—
Investments held-to-maturity	2,456	2,456	—	2,456	—
Loans receivable, net	1,135,067	1,072,935	—	—	1,072,935
FHLB stock	8,823	8,823	—	8,823	—
Accrued interest receivable	6,632	6,632	—	6,632	—
Derivative fair value asset	7,980	7,980	—	7,980	—

Financial Liabilities:
Deposits	671,643	671,643	671,643	—	—
Certificates of deposit, retail	365,527	362,070	—	362,070	—
Brokered deposits	51,004	51,027	—	51,027	—
Advances from the FHLB	176,000	175,999	—	175,999	—
Accrued interest payable	1,117	1,117	—	1,117	—

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

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and related lease liabilities on the Company’s Consolidated Balance Sheets. At June 30, 2024, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from eight months to 6.6 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short-term leases, which are those that have a term of one year or less. The Company did not have any short-term leases as of June 30, 2024. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2024, the Company was committed to paying $76,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU asset and lease liability. The Company’s current leases do not include any non-lease components.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended
	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Lease expense, quarter-to-date	$290	$298
Lease expense, year-to-date	573	583
ROU asset	2,670	3,018
Lease liability	2,866	3,213
Weighted average remaining term	4.6 years	5.1 years
Weighted average discount rate	2.50%	2.23%

The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2024 and the discounted lease liability at that date:

June 30, 2024
(In thousands)
Due through one year	$891
Due after one year through two years	654
Due after two years through three years	428
Due after three years through four years	385
Due after four years through five years	392
Due after five years	283
Total minimum lease payments	3,033
Less: present value discount	167
Lease liability	$2,866

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At June 30, 2024, the hedged cash flows had a total notional amount of $115.0 million and consisted of rolling one-month or three-month FHLB advances that renew at the fixed interest rate at each renewal date. These hedging instruments have a duration between two and eight years, with remaining terms ranging from two months to 5.3 years. The weighted average remaining term is 2.5 years. Under these agreements, the counterparty pays the Company a rate tied to either the one-month or three-month Secured Overnight Financing Rate (“SOFR”). In return, the Company pays a weighted-average fixed interest rate of 1.87% on a notional amount ranging from $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement and includes this amount as part of its interest expense on the Company’s Consolidated Income Statements.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month SOFR-based interest received from the counterparty. At June 30, 2024, an $8.0 million net fair value gain of the cash flow hedges was reported in other assets on the Company’s Consolidated Balance Sheet. The tax effected amount of $6.3 million was included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. There were no amounts recorded on the Consolidated Income Statements for the three and six months ended June 30, 2024 or 2023, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents the fair value of these derivative instruments as of June 30, 2024 and December 31, 2023:

	Balance Sheet Location	Fair Value at June 30, 2024	Fair Value at December 31, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$7,980	$7,565

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Company’s Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended June 30, 2024	Amount Recognized in OCI for the three months ended June 30, 2023	Amount Recognized in OCI for the six months ended June 30, 2024	Amount Recognized in OCI for the six months ended June 30, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(313)	$823	$328	$(401)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provisions of the 2008 Plan and the respective award agreements. At June 30, 2024, there were 833,252 total shares available for grant under the 2016 Plan, including 136,626 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date unless the award agreement provides otherwise.

For the three months ended June 30, 2024 and 2023, total compensation expense for awards granted under the 2016 Plan was $45,000 and $99,000, respectively, and the related income tax benefit was $9,000 and $21,000, respectively. For the six months ended June 30, 2024 and 2023, total compensation expense for awards granted under the 2016 Plan was $148,000 and $227,000, respectively, and the related income tax benefit was $31,000 and $48,000, respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At June 30, 2024, there were 115,000 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

death, disability, retirement, or termination of service. There were no stock options granted under the 2016 Plan for the six months ended June 30, 2024.

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

The Company’s stock option plan awards and activity for the three and six months ended June 30, 2024 are summarized as follows:

	For the Three Months Ended June 30, 2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2024	162,500	$11.65		$1,468,350	$3.98
Exercised	(7,500)	10.77		77,175	4.16
Outstanding at June 30, 2024	155,000	11.70	2.78	1,462,150	3.97
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	153,800	11.69	2.73	1,451,266	3.98
Exercisable at June 30, 2024	115,000	11.57	0.58	1,099,350	4.31

	For the Six Months Ended June 30, 2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	162,500	$11.65		$296,775	$3.98
Exercised	(7,500)	10.77		77,175	4.16
Outstanding at June 30, 2024	155,000	11.70	2.78	1,462,150	3.97
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	153,800	11.69	2.73	1,451,266	3.98
Exercisable at June 30, 2024	115,000	11.57	0.58	1,099,350	4.31

As of June 30, 2024, there was $89,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in nonvested restricted stock awards for the three and six months ended June 30, 2024, are summarized as follows:

	For the Three Months Ended June 30, 2024
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2024	7,673	$20.68
Granted	—	—
Vested	—	—
Nonvested at June 30, 2024	7,673	20.68
Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

	For the Six Months Ended June 30, 2024
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	27,618	$14.92
Granted	7,673	20.68
Vested	(27,618)	14.92
Nonvested at June 30, 2024	7,673	20.68
Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

As of June 30, 2024, there was $105,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eight month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2024 and 2023.

	Unrealized (Losses) Gains on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Balance March 31, 2023	$(15,548)	$7,059	$(8,489)
Other comprehensive (loss) income before reclassifications	(2,151)	823	(1,328)
Net other comprehensive (loss) income	(2,151)	823	(1,328)
Balance June 30, 2023	$(17,699)	$7,882	$(9,817)

Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive loss before reclassifications	(2,202)	(401)	(2,603)
Net other comprehensive loss	(2,202)	(401)	(2,603)
Balance June 30, 2023	$(17,699)	$7,882	$(9,817)

Balance March 31, 2024	$(13,335)	$6,617	$(6,718)
Other comprehensive income (loss) before reclassifications	379	(313)	66
Net other comprehensive income (loss)	379	(313)	66
Balance June 30, 2024	$(12,956)	$6,304	$(6,652)

Balance December 31, 2023	$(13,649)	$5,976	$(7,673)
Other comprehensive income before reclassifications	693	328	1,021
Net other comprehensive income	693	328	1,021
Balance June 30, 2024	$(12,956)	$6,304	$(6,652)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income	$1,555	$1,488	$480	$3,610
Less: Earnings allocated to participating securities	(1)	(4)	—	(11)
Earnings allocated to common shareholders	$1,554	$1,484	$480	$3,599

Basic weighted average common shares outstanding	9,168,414	9,120,468	9,162,194	9,112,464
Dilutive stock options	65,515	3,759	63,957	28,412
Dilutive restricted stock grants	1,517	—	8,662	6,845
Diluted weighted average common shares outstanding	9,235,446	9,124,227	9,234,813	9,147,721

Basic earnings per share	$0.17	$0.16	$0.05	$0.39
Diluted earnings per share	$0.17	$0.16	$0.05	$0.39

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three and six months ended June 30, 2024, there were no options to purchase shares of common stock and no restricted stock award (“RSA”) shares that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended June 30, 2023, there were 40,000 options to purchase shares of common stock and 27,618 RSA shares, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2023, there were 40,000 options to purchase shares of common stock and no RSA shares that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
BOLI change in cash surrender value (1)	$310	$274	$661	$582
Wealth management revenue	54	95	149	140
Deposit related fees	91	89	170	161
Debit card and ATM fees	149	163	292	314
Loan related fees	97	44	155	136
Other	(28)	133	34	130
Total noninterest income	$673	$798	$1,461	$1,463
_______________
(1) Not within scope of Topic 606

    For both the three and six months ended June 30, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At June 30, 2024, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 - Subsequent Events

On July 31, 2024, a $4.1 million commercial real estate loan that had been reported as nonaccrual as of June 30, 2024, has been paid off and the Bank did not incur any loss related to this credit.

During the quarter ended March 31, 2024, we reported that our first quarter results were impacted by the purchase of a single premium group annuity to satisfy the Company’s obligation to current and former employees covered by a legacy defined benefit plan. The plan was frozen on March 31, 2013, however the liability continued for all vested participants. Extinguishing this liability at a cost of $1.2 million was a strategic move that we considered to be an appropriate use of capital in light of the elevated interest rate environment at that time.

Subsequently, we were notified that Pentegra, the provider of the plan will be issuing a refund to us of $400,000 based on its updated analysis of the current and former employees entitled to payments under the plan.

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
•the failure to obtain any necessary approvals or to satisfy any conditions to the Global transaction, including those contained in the P&A Agreement on a timely basis or at all;
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
•changes in the levels of general interest rates, and the relative differences between short- and-long term interest rates, deposit interest rates, our net interest margin and funding sources;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Divisions of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through purchases of consumer classic and collectible car loans that are outside of our primary market area. During the first six months of 2024, loan repayments outpaced newly funded loans, refinances and purchases, resulting in a decrease of $40.9 million in net loans receivable at June 30, 2024.

Our strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. In this regard, our portfolio at June 30, 2024, included $137.3 million of loans to borrowers or secured by properties in 47 other states and the District of Columbia, with the largest concentrations of loans outside our primary market area located in California, Oregon, Texas, Florida and Alabama totaling $31.9 million, $10.4 million, $10.4 million, $9.2 million and $7.7 million, respectively.

The Bank has affiliated with a Small Business Administration (“SBA”) partner to process our SBA loans while the Bank retains the credit decisions. This enables us to be active in lending to small businesses until our volumes are high enough to support the investment in necessary infrastructure. When volumes support our becoming a SBA preferred lender, we will apply for that status which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank is strategically broadening its commercial business lending offerings, encompassing products like business lines of credit, business term loans, and equipment financing. This expansion aims to enhance loan portfolio diversity, draw in business deposits, and bolster revenue generation. Moreover, it seeks to contribute to local economic development and cultivate enduring client relationships.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impact our net interest income and net interest margin. The Bank is currently liability-sensitive, meaning our interest-earning liabilities re-price at a faster rate than our interest-bearing assets. For the three months ended June 30, 2024, net interest margin decreased 18 basis points, to 2.66%, compared to 2.84% in the same quarter last year. The average yield on interest-earning assets increased, primarily due to an increase in market interest rates. For the same reason, the average cost of interest-bearing liabilities also increased, but at a faster pace than the average yield on interest-earning assets.

Income is also affected by the provision for credit losses, or the recapture of the provision for credit losses, which affects the level of our allowance for credit losses (“ACL”). The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ACL may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ACL due to loan growth or an increase in probable credit losses.

Noninterest income is generated from various loan and deposit fees, increases in the cash surrender value of BOLI, revenue earned on our wealth management services, and other income. This income is increased or partially offset by any net gain or loss on sales of investment securities.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, including commissions and bonuses, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services, including those in support of the proposed Global transaction and other strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities.

Critical Accounting Estimates

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include those related to the calculation of the ACL. There have not been any material changes in the Company’s critical accounting estimates during the six months ended June 30, 2024.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets were $1.45 billion at June 30, 2024, a decrease of $57.3 million or 3.8%, from $1.51 billion at December 31, 2023. The following table details the net change in the composition of our assets at June 30, 2024 from December 31, 2023.

	June 30, 2024	December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$10,811	$8,391	$2,420	28.8%
Interest-earning deposits with banks	48,173	22,138	26,035	117.6
Investments available-for-sale, at fair value	160,693	207,915	(47,222)	(22.7)
Investments held-to-maturity, at amortized cost	2,456	2,456	—	—
Loans receivable, net	1,135,067	1,175,925	(40,858)	(3.5)
FHLB stock, at cost	8,823	6,527	2,296	35.2
Accrued interest receivable	6,632	7,359	(727)	(9.9)
Deferred tax assets, net	2,360	2,648	(288)	(10.9)
Premises and equipment, net	19,007	19,667	(660)	(3.4)
BOLI, net	38,368	37,653	715	1.9
Prepaid expenses and other assets	11,447	10,478	969	9.2
ROU asset, net	2,670	2,617	53	2.0
Goodwill	889	889	—	—
Core deposit intangible, net	357	419	(62)	(14.8)
Total assets	$1,447,753	$1,505,082	$(57,329)	(3.8)%

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased $26.0 million to $48.2 million at June 30, 2024, compared to $22.1 million at December 31, 2023. Management elected to continue maintaining additional on-balance sheet liquidity in light of the volatility in the banking industry. Excess funds were deposited to our interest-earning accounts with banks and are readily available for our funding needs.

Investments available-for-sale. Investments available-for-sale decreased $47.2 million, primarily due to $40.0 million of investments reaching maturity during the first six months of 2024. No investment securities were purchased during the six months ended June 30, 2024, because we used proceeds from investment maturities to meet our funding needs, including paying off brokered deposits as they mature.

The effective duration of the investments available-for-sale at June 30, 2024 was 4.05%, compared to 3.43% at December 31, 2023. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased $40.9 million, or 3.47%, to $1.14 billion at June 30, 2024 from December 31, 2023, reflecting decreases in all loan categories. Decreases in business, commercial real estate, construction/land, one-to-four family residential, multifamily and consumer loans were $14.0 million, $12.4 million, $5.1 million, $4.3 million, $3.9 million and $1.7 million, respectively.
At June 30, 2024 and December 31, 2023, construction/land loans totaled 34.8% and 38.3% of total capital plus surplus, and non-owner occupied commercial real estate loans totaled 298.8% and 316.8% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines for total commercial real estate, residential, non-owner occupied, multifamily and construction/land loans of up to 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily residential, commercial real estate and construction/land loans by collateral type at June 30, 2024 and December 31, 2023. Total construction/land loans are net of $53.2 million and $44.6 million of loans-in-process (“LIP”), at June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$134,302	100.0%	$138,149	100.0%

Commercial real estate:
Retail	$118,154	32.3%	$124,172	32.9%
Office	74,032	20.3	72,778	19.3
Hotel / motel	55,018	15.1	63,597	16.8
Storage	32,636	8.9	33,033	8.7
Mobile home park	23,159	6.3	21,701	5.7
Warehouse	18,868	5.2	19,218	5.1
Nursing home	11,474	3.1	11,610	3.1
Other non-residential	32,139	8.8	31,750	8.4
Total commercial real estate	$365,480	100.0%	$377,859	100.0%

Construction/land:
One-to-four family residential	$39,908	71.5%	$47,149	77.4%
Multifamily	6,078	10.9	4,004	6.6
Land	9,800	17.6	9,771	16.0
Total construction/land	$55,786	100.0%	$60,924	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$555,568		$576,932

To assist in our strategic initiatives for loan growth and geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State but outside our primary market area as well as in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the six months ended June 30, 2024, the Bank purchased $6.1 million of loans and loan participations located in Washington and other states, including $5.8 million of consumer loans secured by classic/collectible automobiles, $276,000 of commercial real estate loans and $49,000 of multifamily residential loans.

At June 30, 2024, the majority of our loan portfolio was secured by properties located in our primary market area; however, a significant amount of loans was secured by properties located in areas of Washington outside our primary market area and elsewhere. Specifically, at June 30, 2024, loans secured by properties outside our primary market area accounted for

7.2% of total loans in Washington, 2.8% in California and 9.2% across regions outside of both California and Washington. The following table details geographic concentrations in our loan portfolio:

	At June 30, 2024
	One-to-Four Family Residential	Multifamily Residential	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$382,941	$82,168	$224,900	$53,856	$7,601	$11,599	$763,065
Pierce County	41,577	10,392	37,999	282	195	1,110	91,555
Snohomish County	35,134	7,289	12,584	791	3,941	1,413	61,152
Kitsap County	12,933	4	699	—	—	237	13,873
Other Washington Counties	24,676	26,602	29,348	857	241	1,228	82,952
California	4,595	6,051	11,101	—	26	10,126	31,899
Outside Washington and California (1)	7,083	1,796	48,849	—	3,059	44,580	105,367
Total loans	$508,939	$134,302	$365,480	$55,786	$15,063	$70,293	$1,149,863
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $10.4 million, $10.4 million, $9.2 million and $7.7 million, respectively, and $67.8 million of loans located in 42 other states and the District of Columbia.

The ACL decreased $510,000 to $14.8 million at June 30, 2024, representing 1.29% of total loans receivable, from $15.3 million, representing 1.28% of total loans receivable at December 31, 2023. The decrease was primarily the result of a decline in loan balances, shifts in the compositions of the loan portfolio, credit rating changes and improvements in forecasted unemployment rates. At June 30, 2024, the Company had no allowance for individually evaluated loans, primarily due to their collateral values being higher than the loan balances.

We believe the ACL was adequate to absorb the expected losses in the loan portfolio at June 30, 2024. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherent in the business environment as described in further detail in Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of our 2023 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $6.7 million and $1.4 million, or 0.58% and 0.12% of total loans, at June 30, 2024 and December 31, 2023, respectively. The increase in past due loans was due primarily to a $4.1 million commercial real estate loan being placed on nonaccrual status due to the borrower’s failure to make loan payments since March 2024. The loan is on a well collateralized mixed-use property, and as such, we do not expect to incur a loss related to this credit. The property is currently under contract to sell, and we are in the early stages of working with the purchaser to potentially allow an assumption of the existing loan to facilitate the sale. We had no other real estate owned properties or foreclosed assets as of both June 30, 2024 and December 31, 2023.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case.

Deposits. Deposit accounts consisted of the following:

	Balance at June 30, 2024	Balance at December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$99,842	$100,899	$(1,057)	(1.0)%
Interest-bearing demand	57,033	56,968	65	0.1
Savings	17,423	18,886	(1,463)	(7.7)
Money market	497,345	529,411	(32,066)	(6.1)
Certificates of deposit, retail	365,527	357,153	8,374	2.3
Brokered deposits(1)	51,004	130,790	(79,786)	(61.0)
	$1,088,174	$1,194,107	$(105,933)	(8.9)
______________
(1) Includes $40.3 million and $95.3 million of certificates of deposits, $39,000 and $25.1 million of interest-bearing demand deposits, and $10.7 million and $10.4 million of network money market deposits at June 30, 2024 and December 31, 2023, respectively.

Deposits decreased $105.9 million to $1.09 billion as of June 30, 2024, down from $1.19 billion at December 31, 2023. This decline was primarily the result of decreases in brokered deposits ($79.8 million), money market accounts ($32.1 million), savings accounts ($1.5 million), and noninterest-bearing demand accounts ($1.0 million). These reductions totaled $114.4 million. However, this decrease was partially offset by increases in retail certificates of deposits and interest-bearing demand accounts, which together rose by $8.4 million. During the first six months of 2024, management chose to reduce the reliance on funds from the wholesale markets due to a decrease in the loan portfolio.

At June 30, 2024 and December 31, 2023, we held $78.9 million and $85.8 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances totaled $176.0 million and $125.0 million at June 30, 2024 and December 31, 2023, respectively. The increase in the FHLB advances was a result of our balance sheet management as over $70 million of our brokered deposits matured during the first six months of 2024. At June 30, 2024, FHLB advances included $61.0 million of overnight advances, $90.0 million of fixed-rate one-month advances that renew monthly and $25.0 million of fixed-rate three-month advances that renew quarterly. The $115.0 million of one- and three-month advances are utilized in cash flow hedge agreements as described below. At June 30, 2024, all of our FHLB advances were due to reprice within a month.

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

The following table presents details of the Bank’s interest rate swap agreements as of June 30, 2024. For each interest rate swap agreement listed, the Bank has secured a FHLB advance for the notional amount that matures and is subject to repricing at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original terms of these interest rate swap agreements range from two to eight years.

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

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2024 and December 31, 2023, we recognized fair value assets of $8.0 million and $7.6 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Stockholders’ equity decreased to $160.7 million at June 30, 2024, from $161.7 million at December 31, 2023. The decrease in stockholders’ equity resulted from the payment of $2.4 million of cash dividends to stockholders and a $311,000 decrease to additional paid-in-capital from the cancellation of 14,858 shares of stock awards during the first six months of 2024. These decreases were partially offset by $480,000 of net income, a $1.0 million decrease in accumulated other comprehensive loss, net of taxes, resulting from the increase in fair value of our available-for-sale investments, and a $229,000 increase in additional paid-in-capital resulting from $148,000 in stock-based compensation recognized over the vesting periods of the stock awards and $81,000 from the exercise of 7,500 shares of stock options.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Dividend paid per common share	$0.13	$0.13	$0.26	$0.26
Dividend payout ratio (1)	76.5%	79.9%	520.0%	65.8%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income was $1.6 million for the three months ended June 30, 2024, or $0.17 per diluted share compared to net income of $1.5 million, or $0.16 per diluted share, for the three months ended June 30, 2023, an increase of $67,000. The increase in net income was due to a $1.6 million decrease in noninterest expense, partially offset by a $1.3 million decrease in net interest income, a $125,000 decrease in noninterest income and a $47,000 decrease in recapture of provision for credit losses.

Net Interest Income. Net interest income for the three months ended June 30, 2024, decreased $1.3 million to $9.0 million from $10.3 million for the three months ended June 30, 2023. The decrease was primarily due to lower interest income resulting from decreases in average balances of interest-earning assets and higher interest expense on deposits and borrowings, primarily reflecting the higher market interest rates and continued intense competition for deposits. During the first half of 2023, in response to continuing elevated inflation, the Federal Open Market Committee of the Federal Reserve increased the target range for the federal funds rate by 100 basis points, to a range of 5.25% to 5.50%. Since July 2023, the federal funds rate has not been reduced.

Interest income decreased $380,000 for the three months ended June 30, 2024, compared to the same period in 2023. While interest income benefited from the repricing impact of the higher interest rate environment on variable rate asset yields, the reduction in interest income resulting from decreases in average balances of these interest-earning assets outpaced the increase in yields. Interest income on loans decreased $44,000 due to a decrease in the average loan balances, partially offset by an increase in loan yields. The average balance of loans decreased $43.9 million to $1.14 billion for the three months ended June 30, 2024 from $1.18 billion for the same period in 2023. Average loan yield increased to 5.93% for the three months ended June 30, 2024, from 5.71% for the three months ended June 30, 2023, due in large part to increased returns from the repricing of variable rate loans. In addition, during the quarter ended June 30, 2024, the Company modified over $130 million in loans in accordance with terms of the P&A Agreement with Global. This activity resulted in an increase of $167,000 in net deferred loan fees and costs compared to the quarter ended June 30, 2023, which positively impacted the yield on loans in the current quarter.

Interest income from investment securities decreased $222,000 for the three months ended June 30, 2024, compared to the same period in 2023, due to a $42.0 million decrease in the average balance of these securities, partially offset by a 45 basis point increase in the average yield to 4.38% for the three months ended June 30, 2024, compared to 3.93% for the same period in 2023, as higher market interest rates favorably impacted our variable rate investment securities.

Interest income on interest-earning deposits with banks decreased $138,000 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was due to a $13.7 million decrease in the average balance, partially offset by a 34 basis point increase in the average yield to 5.25% on these deposits for the three months ended June 30, 2024.

Interest expense increased $959,000 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to interest expense on deposits increasing $908,000 and interest expense on borrowings increasing $51,000. The increase in the interest expense on deposits was primarily due to an increase in the average rate paid on interest-bearing deposits, in particular higher yielding money market accounts and retail certificates of deposit, which increased 83 basis points and 119 basis points, respectively, and, to a lesser extent, the higher average balance of money market accounts and retail certificates of deposits. The average rate paid on money market accounts and retail certificates was 3.62% and 4.17% for the three months ended June 30, 2024, compared to 2.79% and 2.98% for the three months ended June 30, 2023, respectively. For the three months ended June 30, 2024, the average balance of money market accounts and retail certificates of deposit increased $24.1 million and $13.2 million, respectively. These increases were partially offset by decreases in the interest expenses on brokered and interest-bearing demand deposits. The decrease in interest expense on brokered deposits for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to the average balance of brokered deposits decreasing $99.8 million, as we decreased the use of brokered deposits as a funding source due to lower loan originations, partially offset by a 43 basis point increase in average cost to 5.40% for the three months ended June 30, 2024, from 4.97% for the three months ended June 30, 2023. The decrease in interest expense on demand deposits was due primarily to a $32.3 million decrease in average balance combined with a 136 basis point decrease in average cost to 0.25% for the three months ended June 30, 2024 from 1.61% for the three months ended June 30, 2023.

Interest expense on borrowings increased $51,000 as a result of a $3.9 million increase in the average balance and a nine basis point increase in average cost of borrowings for the three months ended June 30, 2024, compared to the same period in 2023.

The Company’s net interest margin was 2.66% for the three months ended June 30, 2024, compared to 2.84% for the three months ended June 30, 2023. The decrease was primarily due to the cost of interest-bearing liabilities outpacing the yields on interest-earning assets, with a 58 basis points increase in our average cost of interest-bearing liabilities to 3.59% from 3.01%, partially offset by a 30 basis point increase in the average yield on interest earning assets to 5.73% from 5.43% between periods. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended June 30, 2024 Compared to June 30, 2023 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$582	$(626)	$(44)
Investment securities, taxable	207	(427)	(220)
Investment securities, non-taxable	1	(3)	(2)
Interest-earning deposits with banks	30	(168)	(138)
FHLB stock	26	(2)	24
Total net change in income on interest-earning assets	846	(1,226)	(380)

Interest-bearing liabilities:
Interest-bearing demand deposits	(189)	(130)	(319)
Savings deposits	—	—	—
Money market deposits	1,043	168	1,211
Certificates of deposit, retail	1,069	98	1,167
Brokered deposits	84	(1,235)	(1,151)
Borrowings	26	25	51
Total net change in expense on interest-bearing liabilities	2,033	(1,074)	959
Total net change in net interest income	$(1,187)	$(152)	$(1,339)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2024 and 2023. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,139,017	$16,805	5.93%	$1,182,939	$16,849	5.71%
Investment securities, taxable	150,889	1,760	4.69	192,376	1,980	4.13
Investment securities, non-taxable	22,213	126	2.28	22,737	128	2.26
Interest-earning deposits with bank	36,959	482	5.25	50,691	620	4.91
FHLB stock	6,714	144	8.63	6,814	120	7.06
Total interest-earning assets	1,355,792	19,317	5.73	1,455,557	19,697	5.43
Noninterest earning assets	90,415			91,764
Total average assets	$1,446,207			$1,547,321

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$55,553	$34	0.25%	$87,875	$353	1.61%
Savings deposits	18,199	2	0.04	20,406	2	0.04
Money market deposits	511,097	4,603	3.62	487,022	3,392	2.79
Certificates of deposit, retail	363,725	3,771	4.17	350,532	2,604	2.98
Brokered deposits	81,034	1,088	5.40	180,763	2,239	4.97
Total interest-bearing deposits	1,029,608	9,498	3.71	1,126,598	8,590	3.06
Borrowings	129,126	849	2.64	125,275	798	2.55
Total interest-bearing liabilities	1,158,734	10,347	3.59	1,251,873	9,388	3.01
Noninterest bearing liabilities	126,416			135,684
Average equity	161,057			159,764
Total average liabilities and equity	$1,446,207			$1,547,321
Net interest income		$8,970			$10,309
Net interest margin			2.66%			2.84%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimate of credit losses over the remaining expected life of loans in the portfolio. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. Management performs individual evaluation for loans that do not share risk characteristics with other loans. Based on this individually evaluated analysis, if the recorded investment in the loan is more than the market value of the collateral less costs to sell (“market value”), a specific allowance is established in the ACL for the loan. The amount of the specific allowance is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

During the three months ended June 30, 2024, management evaluated the adequacy of the ACL and concluded that a $200,000 recapture of provision for credit losses was appropriate, with the full amount allocated to loans and no changes made to the provision for credit losses for unfunded commitments. The recapture of provision for credit losses was due to various factors including a decline in loan balances, shifts in the composition of the loan portfolio, credit rating changes and improvements in forecasted unemployment rates. In comparison, a $247,000 recapture of provision for credit losses was recorded for the quarter ended June 30, 2023, reflecting a $400,000 recapture of provision for credit losses for loans and $153,000 provision for credit losses for unfunded commitments. The recapture of provision for credit losses for loans was due in part to the reduction in loans receivable during the quarter, a credit upgrade to a $2.1 million commercial real estate loan. The increase to the allowance for unfunded commitments was a combined result of a $51.9 million increase in loan balances, net of LIP, and an increased reserve ratio due to forecasts for worsening economic conditions. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses in the Company’s Selected Notes to Consolidated Financial Statements.

Noninterest Income. Noninterest income decreased $125,000 to $673,000 for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023.

The following table provides a summary of the changes in the components of noninterest income:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
BOLI income	$310	$274	$36	13.1%
Wealth management revenue	54	95	(41)	(43.2)
Deposit related fees	240	252	(12)	(4.8)
Loan related fees	97	44	53	120.5
Other	(28)	133	(161)	(121.1)
Total noninterest income	$673	$798	$(125)	(15.7)

    During the three months ended June 30, 2024, compared to the three months ended June 30, 2023, the largest change occurred in other noninterest income which decreased $161,000, primarily due to a $157,000 unrealized gain in the second quarter of 2023 for our Fintech-focused fund. During the second quarter of 2024, we had a $57,000 reclassification of a distribution received from this fund in the first quarter of 2024. This reclassification, which was partially offset by a $20,000 unrealized gain in the second quarter of 2024, approximately offset the carried interest accrued in the second quarter of 2023. In addition, wealth management revenue decreased $41,000 primarily due to decreased sales of products and services and deposit related fees decreased $12,000 primarily due to lower debit card related service fees reflecting decreased usage. Partially offsetting these decreases was a $36,000 increase in BOLI income as a result of annual premiums and dividends on certain BOLI policies and a $53,000 increase in loan related fees primarily due to a $39,000 forfeiture collected from a loan application deposit.

Noninterest Expense. Noninterest expense decreased $1.6 million to $7.9 million for the three months ended June 30, 2024, from $9.5 million for the three months ended June 30, 2023.

The following table provides a summary of the changes in the components of noninterest expense:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$3,817	$5,064	$(1,247)	(24.6)%
Occupancy and equipment	1,225	1,160	65	5.6
Professional fees	749	887	(138)	(15.6)
Data processing	856	711	145	20.4
Regulatory assessments	170	267	(97)	(36.3)
Insurance and bond premiums	118	115	3	2.6
Marketing	47	98	(51)	(52.0)
Other general and administrative	959	1,202	(243)	(20.2)
Total noninterest expense	$7,941	$9,504	$(1,563)	(16.4)%

The decrease in noninterest expense for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, was primarily due to an $1.2 million decrease in salaries and employee benefits, resulting primarily from the loan deferred costs (offset to salary expense) associated with the modification of over $130.0 million in loans relating to our previously announced sale of the Bank to Global. In addition, other general and administrative expenses decreased $243,000 as a one-time expense of $190,000 for the Bank’s 100-year celebration was reflected in the second quarter of 2023 and professional fees decreased $138,000, primarily due to the Global acquisition-related expense incurred in the second quarter of 2024 was $135,000 lower than the acquisition-related expense for a terminated business combination that was incurred in the second quarter of 2023. Further, regulatory assessments decreased $97,000 and marketing expenses decreased $51,000. Partially offsetting these decreases was a $145,000 increase in data processing with a large portion of the increase resulting from the reclassification of certain debit card processing fees which were previously reported in other general and administrative expense and a $65,000 increase in occupancy and equipment expense.

Federal Income Tax Expense. The federal income provision decreased $15,000 for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to changes in tax reporting of permanent differences in the comparable periods.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income for the six months ended June 30, 2024 was $480,000, or $0.05 per diluted share, compared to net income of $3.6 million, or $0.39 per diluted share for the six months ended June 30, 2023. The decrease in net income was primarily the result of a $3.7 million decrease in net interest income and a $813,000 increase in noninterest expense, partially offset by a $466,000 decrease in the provision for credit losses resulting from a $375,000 recapture of provision for credit losses for the six months ended June 30, 2024, compared to a $91,000 provision for credit losses for the six months ended June 30, 2023.

Net Interest Income. Net interest income for the six months ended June 30, 2024 was $17.9 million, compared to $21.6 million for the same period in 2023. The decrease was due to the increase in interest expense outpacing the increase in interest income between these comparative periods.

Interest income increased by $763,000 for the six months ended June 30, 2024 compared to the same period in 2023, due to an $894,000 increase in interest income on loans, a $112,000 increase in interest-earning deposits with banks, a $19,000 increase in dividends on FHLB stock, partially offset by a $262,000 decrease in interest income on investment securities. The average yield on loans increased to 5.91% in the six months ended June 30. 2024, compared to 5.64% in the six months ended June 30, 2023. The increase in the average loan yield was primarily the result of variable rate loans repricing at higher interest rates and the modification of over $130 million of loans in accordance with terms in the P&A Agreement with Global, as previously discussed, which positively impacted the yield on loans in the current period. The average yield on interest-earning deposits with banks increased to 5.26% in the six months ended June 30, 2024, compared to 4.76% in the same period in 2023. In addition, the average balance of interest-earning deposits with banks increased $706,000 between the comparable periods.

Interest income on investment securities decreased $262,000, primarily as a result of a $30.0 million decrease in the average balance of the securities primarily due to maturities, partially offset by a 33 basis point increase in average yield of investment to 4.23% for the six months ended June 30, 2024, from 3.90% for the same period in 2023.

Interest expense increased $4.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2323, primarily due to the increase in rates paid on money market accounts and retail certificates of deposit. Interest expense on money market accounts increased $3.3 million, primarily due to a 112 basis point increase in average cost and a $28.0 million increase in average balance between periods. Similarly, interest expense on retail certificates of deposit increased $3.0 million, primarily due to increases in both average balance and average yield. The average yield of these deposits increased 143 basis points to 4.10% and the average balance increased $32.2 million between the comparable periods. Partially offsetting these increases was a $1.2 million decrease in interest expense on brokered deposits and a $615,000 decrease in interest-bearing demand interest expense. The decrease in interest expense on brokered deposits was due primarily to a $62.7 million decrease in average balance, partially offset by a 59 basis point increase to average cost to 5.37% for the six months ended June 30, 2024, from 4.78% for the same period in 2023. During the six months ended June 30, 2024, the Bank reduced the use of higher cost brokered deposits due to the decline in loans receivable and lower loan originations. The decrease in interest expense on interest-bearing demand deposits was due primarily to decreases in both average cost and average balance. The average cost of interest-bearing demand deposits decreased to 0.21% for the six months ended June 30, 2024, from 1.49% for the same period in 2023 and the average balance decreased $34.7 million between the comparable periods.

Interest expense on borrowings decreased $34,000 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was due primarily to a $4.0 million decrease in average balance between comparable periods, partially offset by a three basis point increase to the average cost to 2.65% for the six months ended June 30, 2024, from 2.62% for the same period in 2023.

The Company’s net interest margin decreased to 2.60% for the six months ended June 30, 2024, from 3.03% for the six months ended June 30, 2023. The decrease was due primarily to the increase in interest expense outpacing the increase in interest income, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2024 Compared to June 30, 2023 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,626	$(732)	$894
Investment securities, taxable	345	(604)	(259)
Investment securities, non-taxable	(1)	(2)	(3)
Interest-earning deposits with banks	95	17	112
FHLB stock	33	(14)	19
Total net change in income on interest-earning assets	2,098	(1,335)	763

Interest-bearing liabilities:
Interest-bearing demand deposits	(358)	(257)	(615)
Savings deposits	3	—	3
Money market deposits	2,919	347	3,266
Certificates of deposit, retail	2,610	426	3,036
Brokered deposits	287	(1,485)	(1,198)
Borrowings	19	(53)	(34)
Total net change in expense on interest-bearing liabilities	5,480	(1,022)	4,458
Total change in net interest income	$(3,382)	$(313)	$(3,695)

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2024 and 2023. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,149,586	$33,772	5.91%	$1,175,779	$32,878	5.64%
Investments securities, taxable	165,094	3,698	4.50	194,825	3,957	4.10
Investments securities, non-taxable	22,510	252	2.25	22,703	255	2.27
Interest-earning deposits with banks	36,996	968	5.26	36,290	856	4.76
FHLB stock	6,634	270	8.18	7,015	251	7.22
Total interest-earning assets	1,380,820	38,960	5.67	1,436,612	38,197	5.36
Noninterest earning assets	90,160			91,802
Total average assets	$1,470,980			$1,528,414

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$56,652	$60	0.21%	$91,381	$675	1.49%
Savings deposits	18,652	6	0.06	21,968	3	0.03
Money market deposits	521,697	9,383	3.62	493,694	6,117	2.50
Certificates of deposit, retail	363,472	7,417	4.10	331,237	4,381	2.67
Brokered deposits	95,415	2,548	5.37	158,101	3,746	4.78
Total interest-bearing deposits	1,055,888	19,414	3.70	1,096,381	14,922	2.74
Borrowings	127,365	1,676	2.65	131,403	1,710	2.62
Total interest-bearing liabilities	1,183,253	21,090	3.58	1,227,784	16,632	2.73
Noninterest bearing liabilities	126,287			139,746
Average equity	161,440			160,884
Total average liabilities and equity	$1,470,980			$1,528,414
Net interest income		$17,870			$21,565
Net interest margin			2.60%			3.03%

Provision for Credit Losses. During the six months ended June 30, 2024, management evaluated the adequacy of the ACL and concluded that a $375,000 recapture of provision for credit losses was appropriate, reflecting a $500,000 recapture of the provision for credit losses for loans and a $125,000 provision for credit losses for unfunded commitments. The recapture was due primarily to declines in loan balances and the mix of portfolio loans, changes in forecasted unemployment rates and other factors. In comparison, a $91,000 provision for credit losses was recognized in the six months ended June 30, 2023, reflecting a $100,000 recapture of the provision for credit losses for loans and a $191,000 provision for credit losses for unfunded commitments. The provision for credit losses was primarily due to changes in the economic forecasts used for loans and unfunded commitments in the ACL model, partially offset by declines in loan balances and changes in the mix of portfolio loans during the period and a credit upgrade to a $2.1 million commercial estate loan. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses in the Company’s Notes to Selected Consolidated Financial Statements.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
ACL as a percent of total loans	1.29%	1.31%
ACL at period end	$14,796	$15,606
Total loans outstanding	1,149,863	1,187,522

Non-accrual loans as a percentage of total loans outstanding at period end	0.41%	0.02%
Total nonaccrual loans	$4,704	$201
Total loans outstanding	1,149,863	1,187,522

ACL as a percent of non-accrual loans at period end	314.54%	7,764.18%
ACL at period end	$14,796	$15,606
Total nonaccrual loans	4,704	201

Net (charge-offs) recoveries during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$—	$1
Average loans receivable, net (1)	503,241	476,063
Multifamily:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	134,003	140,574
Commercial:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	366,009	400,473
Construction/land development:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	55,411	60,846
Business:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	21,394	30,052
Consumer:	(0.01)%	(0.03)%
Net charge-offs during period	$(10)	$(22)
Average loans receivable, net (1)	69,528	67,771
Total loans:	—%	—%
Net charge-offs during period	$(10)	$(21)
Average loans receivable, net (1)	1,149,586	1,175,779
_______________
(1) The average loans receivable, net balances include nonaccrual loans and deferred fees (costs).

Noninterest Income. Total noninterest income was at $1.5 million for both the six months ended June 30 2024 and 2023. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
BOLI income	$661	$582	$79	13.6%
Wealth management revenue	149	140	9	6.4
Deposit related fees	462	475	(13)	(2.7)
Loan related fees	155	136	19	14.0
Other	34	130	(96)	(73.8)
Total noninterest income	$1,461	$1,463	$(2)	(0.1)%

During the six months ended June 30, 2024, compared to the six months ended June 30, 2023, other noninterest income decreased $96,000, primarily due to $137,000 of lower unrealized gains recorded for our Fintech-focused fund, partially offset by a $35,000 increase in carried interest accrued. Additionally, deposit related fees decreased $13,000, primarily due to lower card service fees attributed to decreased debit card usage. These decreases were partially offset by a $79,000 increase in BOLI income due to timing differences in the recognition of the cash value of the policies, a slight increase in wealth management revenue and a $19,000 increase in loan related fees. The increase in loan related fees was primarily due to a $39,000 forfeiture collected from a loan application deposit, partially offset by a $19,000 decrease in prepayment fees collected on certain loans paid off prior to maturity.

Noninterest Expense. Noninterest expense increased $813,000 to $19.3 million for the six months ended June 30, 2024, from $18.5 million for the same period in 2023.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$10,580	$10,525	$55	0.5%
Occupancy and equipment	2,451	2,325	126	5.4
Professional fees	2,049	1,304	745	57.1
Data processing	1,642	1,397	245	17.5
Regulatory assessments	337	368	(31)	(8.4)
Insurance and bond premiums	250	245	5	2.0
Marketing	110	175	(65)	(37.1)
Other general and administrative	1,853	2,120	(267)	(12.6)
Total noninterest expense	$19,272	$18,459	$813	4.4%

During the six months ended June 30, 2024, compared to the same period in 2023, several expense categories had notable changes. Professional fees increased by $745,000, primarily as a result of a $632,000 increase in pre-tax acquisition-related expenses in connection with the Global transaction, along with a $39,000 increase in human resources recruitment fees, and a $127,000 increase in audit/examination fees due to a one-time loan portfolio review. This increase was partially offset by a $61,000 decrease in other legal fees. Data processing expenses increased $245,000, primarily due to the reclassification of certain processing costs that were previously allocated to other general and administrative expenses. Occupancy and equipment expenses rose by $126,000 mainly due to the outsourcing of facility management. Salaries and employee benefits increased by $55,000, primarily because of the termination of the Company’s defined benefit plan, necessitating the purchase of a single premium group annuity at a cost of $1.2 million to fulfill obligations to plan participants. This expense was partially offset by a

$877,000 decrease in deferred loan origination costs to the modification of one-to-four family residential loans as part of the P&A Agreement with Global, a $194,000 decrease in salaries and wages, and a $198,000 decrease in accrued bonus expenses.

Offsetting these increases, other general and administrative expenses decreased by $267,000, largely due to the absence of a $190,000 one-time expense related to the Bank’s 100-year celebration in the second quarter of 2023, as well as the reclassification of core processing costs.

Federal Income Tax Expense. The federal income tax provision decreased $914,000 for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a $4.0 million decrease in pre-tax income.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other short-term investment securities. On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At June 30, 2024, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $53.2 million and $48.2 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2024, totaled $297.8 million. Management’s policy is generally to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the first six months of 2024, management reduced its reliance in the wholesale markets due to a decline in the loan portfolio balances. At June 30, 2024, we had $51.0 million in brokered deposits, down from $130.8 million at December 31, 2023, which were comprised of $40.3 million of certificates of deposit, $10.7 million of network money market deposits and small balance of network interest-bearing demand deposits. At June 30, 2024, the Bank maintained credit facilities with the FHLB totaling $513.8 million, subject to qualifying collateral limits that reduced our pledged collateral borrowing capacity to $418.4 million, with an outstanding balance of $176.0 million. As further funding sources, we also had the ability to borrow $56.2 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at June 30, 2024. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

On a monthly basis we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2024 we expect cash expenditures of approximately $465,000 for capital investment in property, plant and equipment.

At June 30, 2024, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2024, will include (i) $453,000 of operating lease payments and (ii) other future obligations and accrued expenses of $20.0 million. At June 30, 2024, we had $176.0 million in FHLB advances, consisting of $61.0 million of overnight advances, $90 million of fixed-rate one-month advances that renew monthly and $25.0 million of fixed-rate three-month advances that renew quarterly. At June 30, 2024, $115.0 million of our FHLB advances were tied to interest rate swap agreements and these advances are expected to be renewed as they mature during 2024. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Total stockholders’ equity was $160.7 million at June 30, 2024. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of June 30, 2024, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of June 30, 2024 were as follows: Total capital to risk-weighted assets was 16.64%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 15.39%; and Tier 1 capital to total assets was 10.91%. At June 30, 2024, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2024, the Bank’s capital conservation buffer was 8.64%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2023 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while considering various elements of interest rate risk. We use interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer-term advances. At June 30, 2024, the Bank held eight interest rate swap agreements with a total notional amount of $115.0 million, a weighted-average fixed interest rate of 1.87%, and weighted average remaining maturity of 30 months. Under the interest rate agreements, the Bank pays a fixed interest rate while it receives a floating rate tied to either the 1-month or 3-month SOFR, aligning with each agreement’s reset frequency over an original term of two to eight years. At the commencement of each interest rate agreement, the Bank secures a fixed rate FHLB advance which resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional fixed rate FHLB advance for comparable terms. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 62.2% of our net loans were adjustable-rate loans at June 30, 2024. At that date, $393.1 million, or 54.9%, of these loans, with a weighted-average rate of 4.88%, were at their floor interest rate.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2024, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2024
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
400	$31,752	(13.99)%
300	33,064	(10.43)
200	34,329	(7.01)
100	35,693	(3.31)
Base	36,915	—
(100)	38,026	3.01
(200)	40,699	10.25
(300)	39,928	8.16
(400)	40,543	9.83

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

At June 30, 2024, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable
(b)     Not applicable
(c)     The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended
June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan(2)
April 1 - April 30, 2024	—	—	—	—
May 1 – May 31, 2024	—	—	—	—
June 1 – June 30, 2024	2,100	21.06	—	—
	2,100	21.06	—

(1) Represents shares of Company common stock otherwise issuable upon an option exercise withheld by the Company to satisfy the exercise price of such shares, which were not deemed to be repurchased pursuant to a publicly announced stock repurchase program.

(2) The Company’s stock repurchase plan authorizing the repurchase of up to 5% of the Company’s outstanding stock, or approximately 457,000 shares, expired on March 16, 2024, with no shares repurchased thereunder. As of the three months ended June 30, 2024, the Company did not have any publicly announced stock repurchase program in place.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Not applicable
(b)     Not applicable
(c)    During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)
of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules
 (a)       Exhibits

2.1	Purchase and Assumption Agreement by and among Global Federal Credit Union, First Financial Northwest Bank and First Financial Northwest, Inc. dated January 10, 2024 (1)
3.1	Articles of Incorporation of First Financial Northwest (2)
3.2	Amended and Restated Bylaws of First Financial Northwest (3)
4.1	Form of stock certificate of First Financial Northwest (2)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (4)
10.2	Form of Change in Control Severance Agreement for Executive Officers (5)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (6)
10.4	2008 Equity Incentive Plan (7)
10.5	2016 Equity Incentive Plan (8)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (9)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (9)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (4)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (12)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (6)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (6)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(13)
10.16	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III(14)
10.17	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (14)
10.18	Amendment No. 1 to Executive Supplemental Retirement Plan Participation Agreement for Joseph W. Kiley III (14)
10.19	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Joseph W. Kiley III (14)
10.20	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Richard P. Jacobson (14)
10.21	Amendment No. 1 to Form of Change in Control Severance Agreement for Executive Officers (14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 8, 2024	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2024	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)