Form 10-Q
period 2024-09-30
First Financial Northwest, Inc.
filed 2024-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or
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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2024, 9,230,010 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Part 1. Financial Information
Item 1. Financial Statements

	September 30, 2024	December 31, 2023
Assets
	(Unaudited)
Cash on hand and in banks	$8,423	$8,391
Interest-earning deposits with banks	72,884	22,138
Investments available-for-sale, at fair value (amortized cost of $168,574 at September 30, 2024 and $223,725 at December 31, 2023)	156,609	207,915
Investments held-to-maturity, at amortized cost (estimated fair value of $2,462 at September 30, 2024 and $2,456 at December 31, 2023)	2,462	2,456
Loans receivable, net of allowance of $16,265 and $15,306	1,126,146	1,175,925
Federal Home Loan Bank ("FHLB") stock, at cost	5,403	6,527
Accrued interest receivable	6,638	7,359
Deferred tax assets, net	2,690	2,648
Premises and equipment, net	18,584	19,667
Bank owned life insurance ("BOLI"), net	38,661	37,653
Prepaid expenses and other assets	8,898	10,478
Right of use (“ROU”) asset, net	2,473	2,617
Goodwill	889	889
Core deposit intangible, net	326	419
Total assets	$1,451,086	$1,505,082

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$100,466	$100,899
Interest-bearing deposits	1,066,889	1,093,208
Total deposits	1,167,355	1,194,107
FHLB advances	100,000	125,000
Advance payments from borrowers for taxes and insurance	5,211	2,952
Lease liability, net	2,673	2,806
Accrued interest payable	294	2,739
Other liabilities	15,340	15,818
Total liabilities	1,290,873	1,343,422

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,213,969 shares at September 30, 2024, and 9,179,510 shares at December 31, 2023	92	92
Additional paid-in capital	72,916	73,035
Retained earnings	93,692	96,206
Accumulated other comprehensive loss, net of tax	(6,487)	(7,673)
Total stockholders' equity	160,213	161,660
Total liabilities and stockholders' equity	$1,451,086	$1,505,082

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$16,658	$16,918	$50,430	$49,796
Investment securities	1,744	2,118	5,694	6,331
Interest-earning deposits with banks	863	525	1,831	1,381
Dividends on FHLB stock	150	113	420	364
Total interest income	19,415	19,674	58,375	57,872
Interest expense
Deposits	9,748	9,205	29,162	24,127
FHLB advances and other borrowings	1,213	766	2,889	2,476
Total interest expense	10,961	9,971	32,051	26,603
Net interest income	8,454	9,703	26,324	31,269
Provision (recapture of provision) for credit losses	1,575	(300)	1,200	(208)
Net interest income after provision (recapture of provision) for credit losses	6,879	10,003	25,124	31,477
Noninterest income
BOLI income	295	244	956	826
Wealth management revenue, net	42	53	190	193
Deposit related fees	236	247	697	722
Loan related fees	96	79	251	215
Other income, net	8	54	43	184
Total noninterest income	677	677	2,137	2,140
Noninterest expense
Salaries and employee benefits	4,606	5,018	15,186	15,543
Occupancy and equipment	1,183	1,193	3,634	3,517
Professional fees	585	553	2,635	1,857
Data processing	838	742	2,480	2,139
Regulatory assessments	165	200	502	568
Insurance and bond premiums	113	111	363	356
Marketing	46	97	155	273
Other general and administrative	952	856	2,804	2,975
Total noninterest expense	8,488	8,770	27,759	27,228
Income before federal income tax (benefit) provision	(932)	1,910	(498)	6,389
Federal income tax (benefit) provision	(324)	409	(370)	1,278
Net (loss) income	$(608)	$1,501	$(128)	$5,111
Basic (loss) earnings per common share	$(0.07)	$0.16	$(0.01)	$0.56
Diluted (loss) earnings per common share	$(0.07)	$0.16	$(0.01)	$0.56
Basic weighted average number of common shares outstanding	9,190,146	9,127,568	9,171,579	9,117,554
Diluted weighted average number of common shares outstanding	9,190,146	9,150,059	9,171,579	9,146,709

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(608)	$1,501	$(128)	$5,111
Other comprehensive gain (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale	2,967	(938)	3,844	(3,726)
Tax effect	(623)	197	(807)	783
(Losses) gains on cash flow hedges	(2,758)	720	(2,343)	213
Tax effect	579	(151)	492	(45)
Other comprehensive gain (loss), net of tax	165	(172)	1,186	(2,775)
Total comprehensive (loss) income	$(443)	$1,329	$1,058	$2,336

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at June 30, 2024	9,179,825	$92	$72,953	$94,300	$(6,652)	$160,693
Net loss	—	—	—	(608)	—	(608)
Other comprehensive gain, net of tax	—	—	—	—	165	165
Exercise of stock options	75,000	—	808	—	—	808
Compensation related to stock options and restricted stock awards	—	—	47	—	—	47
Canceled common stock - stock options	(40,856)	—	(892)	—	—	(892)
Balances at September 30, 2024	9,213,969	$92	$72,916	$93,692	$(6,487)	$160,213

	Nine Months Ended September 30, 2024
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2023	9,179,510	$92	$73,035	$96,206	$(7,673)	$161,660
Net loss	—	—	—	(128)	—	(128)
Other comprehensive gain, net of tax	—	—	—	—	1,186	1,186
Exercise of stock options	82,500	—	889	—	—	889
Issuance of common stock - restricted stock awards, net	7,673	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	195	—	—	195
Canceled common stock - restricted stock awards and stock options	(55,714)	—	(1,203)	—	—	(1,203)
Cash dividend declared and paid ($0.26 per share)	—	—	—	(2,386)	—	(2,386)
Balances at September 30, 2024	9,213,969	$92	$72,916	$93,692	$(6,487)	$160,213

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at June 30, 2023	9,148,086	$92	$72,544	$95,896	$(9,817)	$158,715
Net income	—	—	—	1,501	—	1,501
Other comprehensive loss, net of tax	—	—	—	—	(172)	(172)
Exercise of stock options	95,019	—	1,023	—	—	1,023
Issuance of common stock - restricted stock awards, net	13,000	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	270	—	—	270
Canceled common stock - restricted stock awards	(76,595)	—	(911)	—	—	(911)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,191)	—	(1,191)
Balances at September 30, 2023	9,179,510	$92	$72,926	$96,206	$(9,989)	$159,235

	Nine Months Ended September 30, 2023
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$160,360
Net income	—	—	—	5,111	—	5,111
Other comprehensive loss, net of tax	—	—	—	—	(2,775)	(2,775)
Exercise of stock options	95,019	—	1,023	—	—	1,023
Issuance of common stock - restricted stock awards, net	40,618	1	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	497	—	—	497
Canceled common stock - restricted stock awards	(83,722)	—	(1,018)	—	—	(1,018)
Cash dividend declared and paid ($0.39 per share)	—	—	—	(3,569)	—	(3,569)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	(395)
Balances at September 30, 2023	9,179,510	$92	$72,926	$96,206	$(9,989)	$159,235

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(128)	$5,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (recapture of provision) for credit losses	1,200	(208)
Net amortization of premiums and discounts on investments	531	408
Depreciation of premises and equipment	1,475	1,531
Loss on disposal of premises and equipment	—	4
Deferred federal income taxes	(356)	284
Stock compensation expense	195	497
BOLI income	(935)	(826)
Annuity income	(9)	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(671)	(884)
ROU asset	586	565
Advance payments from borrowers for taxes and insurance	2,259	1,709
Accrued interest receivable	721	(750)
Lease liability	(575)	(551)
Accrued interest payable	(2,445)	2,318
Other liabilities	(475)	(366)
Net cash provided by operating activities	1,373	8,833

Cash flows from investing activities:
Proceeds from maturities of investments available-for-sale	40,000	—
Principal repayments on investments available-for-sale	14,619	8,669
Net decrease (increase) in loans receivable	48,579	(1,096)
Redemption of FHLB stock	1,124	709
Purchase of premises and equipment	(392)	(264)
Purchase of BOLI	(73)	(286)
Net cash provided by investing activities	103,857	7,732

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net (decrease) increase in deposits	$(26,752)	$40,370
Advances from the FHLB	104,000	179,000
Repayments of advances from the FHLB	(129,000)	(199,000)
Proceeds from stock options exercised	889	1,023
Net share settlement of stock awards	(1,203)	(1,017)
Dividends paid	(2,386)	(3,569)
Net cash (used) provided by financing activities	(54,452)	16,807

Increase in cash and cash equivalents	50,778	33,372
Cash and cash equivalents at beginning of period	30,529	24,320
Cash and cash equivalents at end of period	$81,307	$57,692

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,496	$24,285
Federal income taxes	635	1,900

Noncash items:
Change in unrealized gain (loss) on investments available-for-sale	$3,844	$(3,726)
Change in unrealized (loss) gain on cash flow hedges	(2,344)	213
Initial recognition of ROU asset	442	108
Initial recognition of lease liability	442	108
Adjustment to beginning retained earnings - adoption of ASU 2016-13, net of tax	—	395

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

At September 30, 2024, the Bank operated in 15 locations in Washington with the headquarters and seven retail branch locations in King County, five retail branch locations in Snohomish County and two retail branches in Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Consummation of the asset sale and related transactions is subject to certain conditions, including, among others, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the P&A Agreement, and the absence of any injunctions or other legal restraints. The P&A Agreement provides certain termination rights for both Global and the Bank, and further provides that upon termination of the P&A Agreement under certain circumstances, the Bank will be obligated to pay Global a termination fee of $9.4 million. Additional information regarding the asset sale, including the P&A Agreement, can be found in the Definitive Proxy Statement on Schedule 14A filed by First Financial Northwest with the U.S. Securities and Exchange Commission (“SEC”) on June 6, 2024. On July 19, 2024, the Company received its shareholders’ approval for the asset sale, as well as the proposal to voluntarily dissolve the Company and distribute its net assets following the completion of the asset sale.

The Bank previously received required regulatory approval from both the Washington State Department of Financial Institutions and the FDIC in connection with the asset sale and Bank liquidation, but consummation of the asset sale remains subject to the required regulatory approval from the National Credit Union Administration (“NCUA”), which has not been obtained. The Bank cannot provide any assurance as to whether the Bank or Global will obtain the required final regulatory approval from the NCUA, when such approval will be received, or whether there will be any conditions in such approval that are unacceptably burdensome to the Bank or Global.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (“2023 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the allowance for credit losses (“ACL”).

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

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands disclosure requirements for significant segment expenses under Topic 280. The amendments require public entities to disclose significant expense categories for each reporting segment, other segment items, the title and position of the chief operating decision maker (“CODM”), and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. This update was effective for financial statements issued for fiscal years beginning after December 15, 2023, and will be effective for interim periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this standard to have a material impact on the financial condition or results of operations but is currently assessing the impact of additional disclosures to the consolidated financial statements.

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
(Unaudited)

•Changes in valuation allowances; and
•Changes in unrecognized tax benefits.

ASU 2023-09 makes changes to annual disclosures of income taxes paid for all entities. ASU 2023-09 requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. Additionally, entities are required to disclose income taxes paid, net of refunds received, for individual jurisdictions that comprise 5% or more of total income taxes paid. The 5% threshold is evaluated using the absolute value of the net refund or net payment in each jurisdiction compared to the absolute value of the total income taxes paid (net of refunds received). ASU 2023-09 requires all entities to disclose disaggregated domestic and foreign pretax income (or loss) from continuing operations along with disaggregated income tax expense (or benefit) by federal, state and foreign components. Such disaggregation by jurisdiction should classify taxes by jurisdiction based on the jurisdiction imposing the taxes. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or financial condition.

Note 4 - Investments

    Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,398	$—	$(1,335)	$10,063
Freddie Mac	11,849	—	(1,254)	10,595
Ginnie Mae	27,029	106	(1,136)	25,999
Other	23,927	—	(674)	23,253
Municipal bonds	36,269	32	(4,248)	32,053
U.S. Government agencies	25,102	9	(470)	24,641
Corporate bonds	33,000	—	(2,995)	30,005
Total	$168,574	$147	$(12,112)	$156,609

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,562	$—	$(1,684)	$9,878
Freddie Mac	12,934	—	(1,755)	11,179
Ginnie Mae	28,096	—	(1,516)	26,580
Other	30,559	—	(1,366)	29,193
Municipal bonds	36,571	42	(4,764)	31,849
U.S. Government agencies	71,003	5	(1,051)	69,957
Corporate bonds	33,000	—	(3,721)	29,279
Total	$223,725	$47	$(15,857)	$207,915

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2024 and December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    There were $2.5 million of investments classified as held-to-maturity at both September 30, 2024 and December 31, 2023. In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan (“SERP”) agreements. These annuities, along with an associated insurance policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long-term guarantee for the SERP has no cash value and is not transferable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. Hence, the amortized cost of these held-to-maturity investments is their fair value.

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$10,063	$(1,335)	$10,063	$(1,335)
Freddie Mac	—	—	10,595	(1,254)	10,595	(1,254)
Ginnie Mae	—	—	14,444	(1,136)	14,444	(1,136)
Other	3,772	(29)	19,481	(645)	23,253	(674)
Municipal bonds	—	—	29,627	(4,248)	29,627	(4,248)
U.S. Government agencies	1,799	(2)	19,006	(468)	20,805	(470)
Corporate bonds	—	—	30,005	(2,995)	30,005	(2,995)
Total	$5,571	$(31)	$133,221	$(12,081)	$138,792	$(12,112)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,878	$(1,684)	$9,878	$(1,684)
Freddie Mac	671	(57)	10,508	(1,698)	11,179	(1,755)
Ginnie Mae	11,601	(70)	14,979	(1,446)	26,580	(1,516)
Other	—	—	28,330	(1,366)	28,330	(1,366)
Municipal bonds	2,477	(16)	26,916	(4,748)	29,393	(4,764)
U.S. Government agencies	—	—	67,440	(1,051)	67,440	(1,051)
Corporate bonds	5,966	(34)	23,313	(3,687)	29,279	(3,721)
Total	$20,715	$(177)	$181,364	$(15,680)	$202,079	$(15,857)

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

The Company had 108 securities and 123 securities in an unrealized loss position, with 103 and 113 of these securities in an unrealized loss position for 12 months or more, at September 30, 2024 and December 31, 2023, respectively. Management does not believe that the unrealized losses at September 30, 2024 and December 31, 2023 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS securities for the three and nine months ended September 30, 2024.

    The amortized cost and estimated fair value of investments available-for-sale at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$2,500	$2,463
Due after one year through five years	8,538	8,148
Due after five years through ten years	34,332	31,010
Due after ten years	49,001	45,079
	94,371	86,700
Mortgage-backed investments	74,203	69,909
Total	$168,574	$156,609

Maturities of investments held-to-maturity (annuities) were established at the time the initial contract was signed. They mature (terminate) upon the earlier of the death of the executives or depletion of the related annuity.

Under Washington state law, to participate in the public funds program, the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $29.5 million and $26.5 million were pledged as collateral for public deposits at September 30, 2024 and December 31, 2023, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

    For the three months ended September 30, 2024, there were no calls, sales or maturities of investment securities. For the nine months ended September 30, 2024, there were $40.0 million in maturities of investment securities with no gain or loss generated and there were no calls or sales of investment securities. For the three and nine months ended September 30, 2023, there were no calls, sales or maturities of investment securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable and Allowance for Credit Losses

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$279,744	$284,471
Permanent non-owner occupied	221,127	228,752
	500,871	513,223

Multifamily	132,811	138,149

Commercial real estate	363,089	377,859

Construction/land:
One-to-four family residential	42,846	47,149
Multifamily	7,227	4,004
Land	10,148	9,771
	60,221	60,924

Business	14,399	29,081

Consumer	71,020	71,995

Total loans receivable, gross	1,142,411	1,191,231

Less:
ACL for loans	16,265	15,306
Total loans receivable, net	$1,126,146	$1,175,925

    At September 30, 2024, loans totaling $608.4 million were pledged to secure borrowings from the FHLB compared to $636.9 million at December 31, 2023. In addition, loans totaling $73.7 million and $76.1 million were pledged to the FRB to secure a line of credit at September 30, 2024 and December 31, 2023, respectively.

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

    Management considers the guidance in FASB Accounting Standards Codification (“ASC”) 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2024 and December 31, 2023, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2024 and December 31, 2023 by type and risk category:

	September 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$158,643	$63,929	$96,391	$50,160	$42,077	$88,599	$499,799
Watch	—	—	—	—	—	676	676
Special mention	—	—	—	—	—	97	97
Substandard	—	—	—	—	—	299	299
Total one-to-four family residential	$158,643	$63,929	$96,391	$50,160	$42,077	$89,671	$500,871
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$427	$3,304	$8,182	$19,677	$42,558	$47,515	$121,663
Watch	—	—	—	72	—	9,516	9,588
Substandard	—	—	—	—	—	1,560	1,560
Total multifamily	$427	$3,304	$8,182	$19,749	$42,558	$58,591	$132,811
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$5,777	$19,805	$34,476	$73,787	$76,718	$104,767	$315,330
Watch	2,849	—	—	—	—	12,540	15,389
Substandard	—	—	—	—	526	31,844	32,370
Total commercial real estate	$8,626	$19,805	$34,476	$73,787	$77,244	$149,151	$363,089
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Continued)
	September 30, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$23,924	$22,194	$7,237	$6,866	$—	$—	$60,221
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$23,924	$22,194	$7,237	$6,866	$—	$—	$60,221
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$110	$1,604	$3,688	$322	$929	$7,746	$14,399
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$110	$1,604	$3,688	$322	$929	$7,746	$14,399
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$12,656	$17,884	$19,220	$8,777	$4,772	$6,809	$70,118
Watch	—	—	324	—	—	—	324
Special mention	—	—	25	—	—	—	25
Substandard	—		352	201	—	—	553
Total consumer	$12,656	$17,884	$19,921	$8,978	$4,772	$6,809	$71,020
Current YTD gross charge-offs	$12	$7	$22	$—	$—	$—	$41
Total loans receivable, gross
Pass	$201,537	$128,720	$169,194	$159,589	$167,054	$255,436	$1,081,530
Watch	2,849	—	324	72	—	22,732	25,977
Special mention	—	—	25	—	—	97	122
Substandard	—	—	352	201	526	33,703	34,782
Total loans	$204,386	$128,720	$169,895	$159,862	$167,580	$311,968	$1,142,411
Current YTD gross charge-offs	$12	$7	$22	$—	$—	$—	$41

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

ACL. ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate amounts previously charged-off and expected to be charged-off. The ACL, as reported in our consolidated balance sheets, is adjusted by a provision or recapture of provision for credit losses, which is reported in earnings, and reduced by the charge-offs of loan amounts, net of recoveries.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in the ACL for loans and the allowance for unfunded commitments was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
ACL - loans:
Beginning balance	$14,796	$15,306
Charge-offs	(31)	(41)
Provision for credit losses	1,500	1,000
Ending balance	$16,265	$16,265

Allowance for unfunded commitments:
Beginning balance	$564	$439
Provision for credit losses	75	200
Ending balance	$639	$639

Provision for credit losses
Loans	$1,500	$1,000
Unfunded commitments	75	200
Total	$1,575	$1,200

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the ACL on loans at or for the three and nine months ended September 30, 2024 and 2023, by loan category:

	At or For the Three Months Ended September 30, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,700	$1,553	$3,612	$1,868	$210	$1,853	$14,796
Charge-offs	—	—	—	—	—	(31)	(31)
(Recapture of provision) provision	(60)	(24)	1,281	244	(14)	73	1,500
Ending balance	$5,640	$1,529	$4,893	$2,112	$196	$1,895	$16,265

	At or For the Nine Months Ended September 30, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306
Charge-offs	—	—	—	—	—	(41)	(41)
(Recapture of provision) provision	(107)	20	998	256	(191)	24	1,000
Ending balance	$5,640	$1,529	$4,893	$2,112	$196	$1,895	$16,265

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$5,574	$1,582	$4,367	$1,664	$347	$2,072	$15,606
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (recapture of provision)	172	(15)	(430)	(24)	10	(13)	(300)
Ending balance	$5,746	$1,567	$3,937	$1,640	$357	$2,059	$15,306

	At or For the Nine Months Ended September 30, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ACL:
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture of provision)	182	274	(490)	(485)	(81)	200	(400)
Ending balance	$5,746	$1,567	$3,937	$1,640	$357	$2,059	$15,306

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2024, loans past due totaled $2.2 million, representing 0.20% of total loans receivable. In comparison, past due loans totaled $1.4 million, representing 0.12% of total loans receivable at December 31, 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2024
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,118	$—	$—	$1,118	$278,626	$279,744
Non-owner occupied	—	—	21	21	221,106	221,127
Multifamily	—	—	—	—	132,811	132,811
Commercial real estate	—	—	—	—	363,089	363,089
Construction/land	—	—	—	—	60,221	60,221
Total real estate	1,118	—	21	1,139	1,055,853	1,056,992
Business	—	—	—	—	14,399	14,399
Consumer	244	300	554	1,098	69,922	71,020
Total loans	$1,362	$300	$575	$2,237	$1,140,174	$1,142,411
 ________________

(1) There were no loans 90 days or more past due and still accruing interest.

	Loans Past Due as of December 31, 2023
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$378	$293	$671	$283,800	$284,471
Non-owner occupied	—	—	24	24	228,728	228,752
Multifamily	—	—	—	—	138,149	138,149
Commercial real estate	—	—	—	—	377,859	377,859
Construction/land	—	—	—	—	60,924	60,924
Total real estate	—	378	317	695	1,089,460	1,090,155
Business	—	—	—	—	29,081	29,081
Consumer	453	9	220	682	71,313	71,995
Total loans	$453	$387	$537	$1,377	$1,189,854	$1,191,231
_________________

(1) Includes two loans totaling $317,000 that were 90 days or more past due and still accruing interest.

Nonaccrual Loans. When a loan becomes 90 days past due, the Company generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $853,000 at September 30, 2024 and $220,000 at December 31, 2023. The increase in nonaccrual loans was due in part to management placing a $278,000 one-to-four family residential loan that was 60 days past due in nonaccrual status.

The following tables present a summary of loans individually evaluated for credit losses at September 30, 2024 and December 31, 2023, by type of loan. At September 30, 2024 and December 31, 2023, the Company had allowance for individually evaluated loans of $1.3 million and $11,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2024
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$278	$282	$—
Multifamily	1,560	1,560	—
Commercial real estate	26,352	26,404	—
Total	28,190	28,246	—

Loans with an allowance:
Commercial real estate	6,005	6,014	1,267
Total	6,005	6,014	1,267

Total individually evaluated loans:
One-to-four family residential:
Owner occupied	278	282	—
Multifamily	1,560	1,560	—
Commercial real estate	32,357	32,418	1,267
Total	$34,195	$34,260	$1,267
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of September 30, 2024:

	September 30, 2024
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
One-to-four family residential	$—	$299	$299	$—
Consumer	—	554	554	—
Total	$—	$853	$853	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and nine months ended September 30, 2024. We had no modified loans that subsequently defaulted as of September 30, 2024. Loans that default after they have been modified are typically evaluated individually on a collateral basis.

Note 6 - Prepaid Expenses and Other Assets

Included in “Prepaid expenses and other assets” on the Company’s Consolidated Balance Sheets is an investment that the Company has in a Fintech focused fund that is designed to help accelerate technology adoption at banks. This equity investment is held at fair value, as reported by the Fund, and was $613,000 at September 30, 2024. During the nine months ended September 30, 2024, we contributed $100,000 to the Fund and recognized gains of $1,000. During the nine months ended September 30, 2023, we contributed $200,000 to the Fund and recognized gains of $152,000. The Company has committed up to $1.0 million in capital for the Fund; however, the Company is not obligated to fund these commitments prior to a capital call. Seven capital calls totaling $570,000 have been made since the Company’s initial investment in the Fund on August 15, 2022.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$10,063	$—	$10,063	$—
Freddie Mac	10,595	—	10,595	—
Ginnie Mae	25,999	—	25,999	—
Other	23,253	—	23,253	—
Municipal bonds	32,053	—	32,053	—
U.S. Government agencies	24,641	—	24,641	—
Corporate bonds	30,005	—	30,005	—
Total available-for-sale investments	156,609	—	156,609	—
Derivative fair value asset	5,222	—	5,222	—
Total	$161,831	$—	$161,831	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$9,878	$—	$9,878	$—
Freddie Mac	11,179	—	11,179	—
Ginnie Mae	26,580	—	26,580	—
Other	29,193	—	29,193	—
Municipal bonds	31,849	—	31,849	—
U.S. Government agencies	69,957	39,603	30,354	—
Corporate bonds	29,279	—	29,279	—
Total available-for-sale investments	207,915	39,603	168,312	—
Derivative fair value asset	7,565	—	7,565	—
Total	$215,480	$39,603	$175,877	$—

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$32,928	$—	$—	$32,928
Total	$32,928	$—	$—	$32,928

	Fair Value Measurements at December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans included in loans receivable	$45,912	$—	$—	$45,912
Total	$45,912	$—	$—	$45,912

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$32,928	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 28.0% (6.88%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Collateral dependent loans	$45,912	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 14.26% (0.04%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2024
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,423	$8,423	$8,423	$—	$—
Interest-earning deposits with banks	72,884	72,884	72,884	—	—
Investments available-for-sale	156,609	156,609		156,609	—
Investments held-to-maturity	2,462	2,462	—	2,462	—
Loans receivable, net	1,126,146	1,076,804	—	—	1,076,804
FHLB stock	5,403	5,403	—	5,403	—
Accrued interest receivable	6,638	6,638	—	6,638	—
Derivative fair value asset	5,222	5,222	—	5,222	—

Financial Liabilities:
Deposits	668,981	668,981	668,981	—	—
Certificates of deposit, retail	447,474	447,770	—	447,770	—
Brokered deposits	50,900	51,077	—	51,077	—
Advances from the FHLB	100,000	100,015	—	100,015	—
Accrued interest payable	294	294	—	294	—

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

Note 8 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and related lease liabilities on the Company’s Consolidated Balance Sheets. At September 30, 2024, the Company had 13 operating leases for retail branch locations. The remaining lease terms range from five months to 6.3 years, with most leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short-term leases, which are those that have a term of one year or less. The Company did not have any short-term leases as of September 30, 2024. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease at the time of the lease inception.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2024, the Company was committed to paying $77,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU asset and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included on the Company’s Consolidated Income Statements includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The following table includes details on these items at and for the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended
	September 30, 2024	September 30, 2023
	(Dollars in thousands)
Lease expense, quarter-to-date	$301	$279
Lease expense, year-to-date	874	862
ROU asset	2,473	2,818
Lease liability	2,673	3,011
Weighted average remaining term	4.5 years	4.9 years
Weighted average discount rate	2.56%	2.29%

The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2024 and the discounted lease liability at that date:

September 30, 2024
(In thousands)
Due through one year	$864
Due after one year through two years	572
Due after two years through three years	416
Due after three years through four years	391
Due after four years through five years	385
Due after five years	196
Total minimum lease payments	2,824
Less: present value discount	151
Lease liability	$2,673

Note 9 - Derivatives

    The Company uses derivative financial instruments, in particular, interest rate swaps, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At September 30, 2024, the hedged cash flows had a total notional amount of $100.0 million and consisted of rolling one-month or three-month FHLB advances that renew at the fixed interest rate at each renewal date. These hedging instruments had original terms between two and eight years, with remaining terms ranging from nine months to 5.0 years. The weighted average remaining term is 2.6 years. Under these agreements, the counterparty pays the Company a rate tied to either the one-month or three-month Secured Overnight Financing Rate (“SOFR”). In return, the Company pays a weighted-average fixed interest rate of 1.93% on a notional amount ranging from $10.0 million to $15.0 million per contract. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement and includes this amount as part of its interest expense on the Company’s Consolidated Income Statements.

    Quarterly, the effectiveness evaluation is based upon the fluctuation of the fixed rate interest the Company pays to the FHLB for the period compared to the one-month or three-month SOFR-based interest received from the counterparty. At September 30, 2024, a $5.2 million net fair value gain of the cash flow hedges was reported in “prepaid expenses and other assets” on the Company’s Consolidated Balance Sheet. The tax effected amount of $4.1 million was included in “accumulated other comprehensive income, net of taxes” on the Company’s Consolidated Balance Sheets. There were no amounts recorded on the Consolidated Income Statements for the three and nine months ended September 30, 2024 or 2023, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents the fair value of these derivative instruments as of September 30, 2024 and December 31, 2023:

	Balance Sheet Location	Fair Value at September 30, 2024	Fair Value at December 31, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$5,222	$7,565

    The following table presents the net unrealized gains and losses, net of tax, from these derivative instruments included on the Company’s Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended September 30, 2024	Amount Recognized in OCI for the three months ended September 30, 2023	Amount Recognized in OCI for the nine months ended September 30, 2024	Amount Recognized in OCI for the nine months ended September 30, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(2,179)	$569	$(1,851)	$168

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provisions of the 2008 Plan and the respective award agreements. At September 30, 2024, there were 833,252 total shares available for grant under the 2016 Plan, including 136,626 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date unless the award agreement provides otherwise.

For the three months ended September 30, 2024 and 2023, total compensation expense for awards granted under the 2016 Plan was $47,000 and $270,000, respectively, and the related income tax benefit was $10,000 and $57,000, respectively. For the nine months ended September 30, 2024 and 2023, total compensation expense for awards granted under the 2016 Plan was $195,000 and $497,000, respectively, and the related income tax benefit was $41,000 and $104,000, respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At September 30, 2024, there were 40,000 stock options from the 2008 Plan vested and available for exercise, subject to the 2008 Plan provisions.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At September 30, 2024, there were 40,000 stock options granted from the 2016 Plan, of which 10,000 were vested and available for exercise.

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

The Company’s stock option plan awards and activity for the three and nine months ended September 30, 2024 are summarized as follows:

	For the Three Months Ended September 30, 2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2024	155,000	$11.70		$1,477,650	$3.97
Exercised	(75,000)	10.79		827,500	4.12
Outstanding at September 30, 2024	80,000	12.55	4.99	797,600	3.83
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	79,100	12.56	4.94	788,186	3.84
Exercisable at September 30, 2024	50,000	12.84	2.68	483,800	4.34

	For the Nine Months Ended September 30, 2024
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	162,500	$11.65		$296,725	$3.98
Exercised	(82,500)	10.79		904,675	4.12
Outstanding at September 30, 2024	80,000	12.55	4.99	797,600	3.83
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	79,100	12.56	4.94	788,186	3.84
Exercisable at September 30, 2024	50,000	12.84	2.68	483,800	4.34

As of September 30, 2024, there was $82,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise. In 2024, no restricted stock awards were granted to the directors as they received cash payments for directors’ fees.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in nonvested restricted stock awards for the three and nine months ended September 30, 2024, are summarized as follows:

	For the Three Months Ended September 30, 2024
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2024	7,673	$20.68
Granted	—	—
Vested	—	—
Nonvested at September 30, 2024	7,673	20.68
Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

	For the Nine Months Ended September 30, 2024
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	27,618	$14.92
Granted	7,673	20.68
Vested	(27,618)	14.92
Nonvested at September 30, 2024	7,673	20.68
Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

As of September 30, 2024, there was $66,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining five month vesting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Accumulated Other Comprehensive (Loss) Income

The table below presents the changes in accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2024 and 2023.

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Balance June 30, 2024	$(12,956)	$6,304	$(6,652)
Other comprehensive income (loss) before reclassifications	2,344	(2,179)	165
Net other comprehensive income (loss)	2,344	(2,179)	165
Balance September 30, 2024	$(10,612)	$4,125	$(6,487)

Balance December 31, 2023	$(13,649)	$5,976	$(7,673)
Other comprehensive income (loss) before reclassifications	3,037	(1,851)	1,186
Net other comprehensive income (loss)	3,037	(1,851)	1,186
Balance September 30, 2024	$(10,612)	$4,125	$(6,487)

Balance June 30, 2023	$(17,699)	$7,882	$(9,817)
Other comprehensive (loss) income before reclassifications	(741)	569	(172)
Net other comprehensive (loss) income	(741)	569	(172)
Balance September 30, 2023	$(18,440)	$8,451	$(9,989)

Balance December 31, 2022	$(15,497)	$8,283	$(7,214)
Other comprehensive (loss) income before reclassifications	(2,943)	168	(2,775)
Net other comprehensive (loss) income	(2,943)	168	(2,775)
Balance September 30, 2023	$(18,440)	$8,451	$(9,989)

Note 12 - (Loss) Earnings Per Share

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted (loss) earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net (loss) income	$(608)	$1,501	$(128)	$5,111
Less: Earnings allocated to participating securities	—	(4)	—	(15)
(Loss) earnings allocated to common shareholders	$(608)	$1,497	$(128)	$5,096

Basic weighted average common shares outstanding	9,190,146	9,127,568	9,171,579	9,117,554
Dilutive stock options	—	13,991	—	23,069
Dilutive restricted stock grants	—	8,500	—	6,086
Diluted weighted average common shares outstanding	9,190,146	9,150,059	9,171,579	9,146,709

Basic (loss) earnings per share	$(0.07)	$0.16	$(0.01)	$0.56
Diluted (loss) earnings per share	$(0.07)	$0.16	$(0.01)	$0.56

    Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three and nine months ended September 30, 2024, there were no options to purchase shares of common stock and no restricted stock award (“RSA”) shares that were omitted from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2023, there were 80,000 options to purchase shares of common stock and no RSA shares that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
BOLI change in cash surrender value (1)	$295	$244	$956	$826
Wealth management revenue	42	53	190	193
Deposit related fees	87	85	257	246
Debit card and ATM fees	149	162	440	476
Loan related fees	96	79	251	215
Other	8	54	43	184
Total noninterest income	$677	$677	$2,137	$2,140
_______________
(1) Not within scope of Topic 606

    For both the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

    At September 30, 2024, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, our pending transaction with Global Federal Credit Union (“Global”) whereby Global, pursuant to the definitive purchase and assumption agreement (the “P&A” Agreement), will acquire substantially all of the assets and assume substantially all of the liabilities of First Financial Northwest Bank, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•the occurrence of any event, change or other circumstances that could give rise to the right of one or all of the parties to terminate the P&A Agreement;
•delays in completing requirements of the P&A Agreement;
•the failure to obtain the NCUA approval or to satisfy any conditions to the Global transaction, including those contained in the P&A Agreement on a timely basis or at all;
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
•adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the Global transaction;
•adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a recession or slowed economic growth;
•changes in the interest rate environment including the increases or decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration at which such interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the current and future monetary policies of the Federal Reserve in response thereto;
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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;
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

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans. Additionally, we anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in 12 to 24 months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through purchases of consumer classic and collectible car loans that are outside of our primary market area. During the first nine months of 2024, loan repayments outpaced newly funded loans, refinances and purchases, resulting in a decrease of $49.8 million in net loans receivable at September 30, 2024.

Our strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities within our current risk tolerance levels and asset/liability objectives. In this regard, our portfolio at September 30, 2024, included $135.3 million of loans to borrowers or secured by properties in 47 other states and the District of Columbia, with the largest concentrations of loans outside our primary market area located in California, Oregon, Texas, Florida and Alabama totaling $29.3 million, $10.3 million, $10.2 million, $10.0 million and $7.6 million, respectively.

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

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impact our net interest income and net interest margin. The Bank is currently liability-sensitive, meaning our interest-earning liabilities re-price at a faster rate than our interest-bearing assets. For the three months ended September 30, 2024, net interest margin decreased 23 basis points to 2.46%, compared to 2.69% in the same quarter last year. The average yield on interest-earning assets increased, primarily due to an increase in market interest rates. For the same reason, the average cost of interest-bearing liabilities also increased, but at a faster pace than the average yield on interest-earning assets.

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

Critical Accounting Estimates

    Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include those related to the calculation of the ACL. There have not been any material changes in the Company’s critical accounting estimates during the nine months ended September 30, 2024.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets were $1.45 billion at September 30, 2024, a decrease of $54.0 million or 3.6%, from $1.51 billion at December 31, 2023. The following table details the net change in the composition of our assets at September 30, 2024 from December 31, 2023.

	September 30, 2024	December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$8,423	$8,391	$32	0.4%
Interest-earning deposits with banks	72,884	22,138	50,746	229.2
Investments available-for-sale, at fair value	156,609	207,915	(51,306)	(24.7)
Investments held-to-maturity, at amortized cost	2,462	2,456	6	0.2
Loans receivable, net	1,126,146	1,175,925	(49,779)	(4.2)
FHLB stock, at cost	5,403	6,527	(1,124)	(17.2)
Accrued interest receivable	6,638	7,359	(721)	(9.8)
Deferred tax assets, net	2,690	2,648	42	1.6
Premises and equipment, net	18,584	19,667	(1,083)	(5.5)
BOLI, net	38,661	37,653	1,008	2.7
Prepaid expenses and other assets	8,898	10,478	(1,580)	(15.1)
ROU asset, net	2,473	2,617	(144)	(5.5)
Goodwill	889	889	—	—
Core deposit intangible, net	326	419	(93)	(22.2)
Total assets	$1,451,086	$1,505,082	$(53,996)	(3.6)%

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased $50.7 million to $72.9 million at September 30, 2024, compared to $22.1 million at December 31, 2023. Due to a decline in loan demand and not reinvesting of proceeds from investment maturities, we had excess funds, which were deposited to our interest-earning overnight accounts. These funds are readily available to use for meeting our financial obligations.

Investments available-for-sale. Investments available-for-sale decreased $51.3 million, primarily due to the maturity of $40.0 million of investments during the first nine months of 2024. No investment securities were purchased during the nine months ended September 30, 2024. Proceeds from investment maturities were used to supplement our funding needs, including paying off brokered deposits as they matured.

The effective duration of the investments available-for-sale at September 30, 2024 was 3.88%, compared to 3.43% at December 31, 2023. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased $49.8 million, or 4.2%, to $1.13 billion at September 30, 2024 from December 31, 2023, reflecting decreases in all loan categories. Decreases in commercial real estate, business, one-to-four family residential, multifamily, consumer and construction/land loans were $14.8 million, $14.7 million, $12.4 million, $5.3 million, $975,000 and $703,000 respectively. The decreases in our balances were attributable to shifts in the interest rate environment, and fewer opportunities for lending activities. Additionally, we spent a significant amount of time during the second quarter of 2024 modifying loans under the P&A Agreement, which had an adverse impact on new loan production.
At September 30, 2024 and December 31, 2023, construction/land loans totaled 36.8% and 38.3% of total capital plus surplus, and non-owner occupied commercial real estate loans totaled 296.2% and 316.8% of total capital plus surplus, respectively. The Bank has set aggregate concentration guidelines for total commercial real estate, residential, non-owner occupied, multifamily and construction/land loans of up to 550% of total capital plus surplus. Our concentration guideline for construction/land loans is to limit these loans to 100% of total capital plus surplus. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ACL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily residential, commercial real estate and construction/land loans by collateral type at September 30, 2024 and December 31, 2023. Total construction/land loans are net of $59.3 million and $44.6 million of loans-in-process (“LIP”), at September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024		December 31, 2023
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(In thousands)
Multifamily residential	$132,811	100.0%	$138,149	100.0%

Commercial real estate:
Retail	$118,840	32.7%	$124,172	32.9%
Office	73,778	20.3	72,778	19.3
Hotel / motel	54,716	15.1	63,597	16.8
Storage	32,443	8.9	33,033	8.7
Mobile home park	22,443	6.2	21,701	5.7
Warehouse	18,743	5.2	19,218	5.1
Nursing home	11,407	3.1	11,610	3.1
Other non-residential	30,719	8.5	31,750	8.4
Total commercial real estate	$363,089	100.0%	$377,859	100.0%

Construction/land:
One-to-four family residential	$42,846	71.1%	$47,149	77.4%
Multifamily	7,227	12.0	4,004	6.6
Land	10,148	16.9	9,771	16.0
Total construction/land	$60,221	100.0%	$60,924	100.0%
Total multifamily residential, commercial real estate and construction/land loans	$556,121		$576,932

To assist in our strategic initiatives for loan growth and geographic diversification, the Bank originates and purchases loans and utilizes loan participations with the underlying collateral located within areas of Washington State but outside our primary market area as well as in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting and risk guidelines. During the nine months ended September 30, 2024, the Bank purchased $11.4 million of loans and loan participations located in Washington and other states, consisting of $11.1 million of consumer loans secured by classic/collectible automobiles, $276,000 of commercial real estate loans and $49,000 of multifamily residential loans.

At September 30, 2024, the majority of our loan portfolio was secured by properties located in our primary market area; however, a significant amount of loans was secured by properties located in areas of Washington outside our primary market area and elsewhere. Specifically, at September 30, 2024, loans secured by properties outside our primary market area accounted for 7.2% of total loans in Washington, 2.6% in California and 9.3% across regions outside of both California and Washington. The following table details geographic concentrations in our loan portfolio:

	At September 30, 2024
	One-to-Four Family Residential	Multifamily Residential	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$380,972	$81,071	$223,281	$57,855	$7,304	$11,153	$761,636
Pierce County	40,121	10,269	37,767	633	180	918	89,888
Snohomish County	34,016	7,249	12,694	819	3,893	1,374	60,045
Kitsap County	12,178	4	694	—	—	252	13,128
Other Washington Counties	24,456	26,433	29,149	914	231	1,218	82,401
California	1,804	6,013	11,026	—	22	10,406	29,271
Outside Washington and California (1)	7,324	1,772	48,478	—	2,769	45,699	106,042
Total loans	$500,871	$132,811	$363,089	$60,221	$14,399	$71,020	$1,142,411
_______________
(1) Includes loans in Oregon, Texas, Florida and Alabama of $10.3 million, $10.2 million, $10.0 million and $7.6 million, respectively, and $67.9 million of loans located in 42 other states and the District of Columbia.

The ACL increased $959,000 to $16.3 million at September 30, 2024, representing 1.42% of total loans receivable, from $15.3 million, representing 1.29% of total loans receivable at December 31, 2023. The increase was primarily the result of a significant decrease in appraised values on two participation commercial loans (one lending relationship) with balances totaling $6.0 million, shifts in the compositions of the loan portfolio, credit rating changes, changes in the unemployment rate forecasts and an increase in balances of the multifamily construction/land and commercial construction/land development loans.

We believe the ACL was adequate to absorb the expected losses in the loan portfolio at September 30, 2024. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ACL are heightened as a result of the risks surrounding economic forecasts and risks inherent in the business environment as described in further detail in Part II, Item 1A of this Form 10-Q and Part 1, Item 1A of our 2023 Form 10-K.

Asset Quality. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. Past due loans totaled $2.2 million and $1.4 million, or 0.20% and 0.12% of total loans, at September 30, 2024 and December 31, 2023, respectively. We had no other real estate owned properties or foreclosed assets as of September 30, 2024 and December 31, 2023. Nonaccrual loans totaled $853,000, or 0.07% of total loans, at September 30, 2024, compared to $220,000, or 0.01% of total loans, at December 31, 2023. The increase in nonaccrual loans was due partly to management placing a $279,000 one-to-four family residential loan that was 60 days past due on nonaccrual status and a $352,000 consumer loan that was more than 90 days past due becoming nonaccrual.

We will continue to focus our efforts on working with borrowers to bring any past due loans current. By taking ownership of the underlying collateral if needed, we can generally convert non-earning assets into earning assets on a more timely basis than may otherwise be the case.

Deposits. Deposit accounts consisted of the following:

	Balance at September 30, 2024	Balance at December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$100,466	$100,899	$(433)	(0.4)%
Interest-bearing demand	55,506	56,968	(1,462)	(2.6)
Savings	17,031	18,886	(1,855)	(9.8)
Money market	495,978	529,411	(33,433)	(6.3)
Certificates of deposit, retail	447,474	357,153	90,321	25.3
Brokered deposits(1)	50,900	130,790	(79,890)	(61.1)
	$1,167,355	$1,194,107	$(26,752)	(2.2)
______________
(1) All certificates of deposits at September 30, 2024, compared to $95.3 million of certificates of deposits, $25.1 million of interest-bearing demand deposits and $10.4 million of network money market deposits at December 31, 2023.

Deposits decreased $26.8 million to $1.17 billion as of September 30, 2024, down from $1.19 billion at December 31, 2023. This decline was primarily the result of a $116.7 million decrease in the aggregate of brokered deposits, money market accounts, savings accounts and interest-bearing demand accounts, partially offset by a $90.3 million increase in retail certificates of deposits. During the first nine months of 2024, management chose to reduce the reliance on funds from the wholesale markets due to a decrease in the loan portfolio and overall loan demand.

At September 30, 2024 and December 31, 2023, we held $80.0 million and $85.8 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances totaled $100.0 million and $125.0 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, FHLB advances consisted of $75.0 million of fixed-rate one-month advances that renew monthly and $25.0 million of fixed-rate three-month advances that renew quarterly. These one- and three-month advances are utilized in cash flow hedge agreements as described below. At September 30, 2024, all of our FHLB advances were due to reprice within a month.

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

The following table presents details of the Bank’s interest rate swap agreements as of September 30, 2024. For each interest rate swap agreement listed, the Bank has secured a FHLB advance for the notional amount that matures and is subject to repricing at the same frequency as the corresponding interest rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the table below. The original terms of these interest rate swap agreements range from two to eight years. These cash flow hedge agreements had a weighted average remaining term of 30.8 months and a weighted average fixed interest rate of 1.93% as of September 30, 2024.

Notional amount	Start Date	Maturity Date	Fixed rate paid to counterparty	Index rate received from counterparty	Repricing Frequency
(Dollars in thousands)
$15,000	3/2/2020	3/2/2026	0.911%	1-month SOFR	Monthly
15,000	3/2/2020	3/2/2027	0.937	1-month SOFR	Monthly
15,000	3/2/2020	3/2/2028	0.984	1-month SOFR	Monthly
15,000	10/25/2021	10/25/2028	0.793	3-month SOFR	Quarterly
10,000	10/25/2021	10/25/2029	0.800	3-month SOFR	Quarterly
15,000	7/17/2023	7/17/2025	4.565	1-month SOFR	Monthly
15,000	7/17/2023	7/17/2026	4.149	1-month SOFR	Monthly

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2024 and December 31, 2023, we recognized fair value assets of $5.2 million and $7.6 million, respectively, as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Stockholders’ equity decreased to $160.2 million at September 30, 2024, from $161.7 million at December 31, 2023. The decrease in stockholders’ equity resulted from a net loss of $128,000, the payment of $2.4 million of cash dividends to stockholders and a $1.2 million decrease to additional paid-in-capital from the cancellation of 55,714 shares of stock awards during the first nine months of 2024. These decreases were partially offset by a $1.2 million decrease in accumulated other comprehensive loss, net of taxes, resulting from the increase in fair value of our available-for-sale investments, and a $1.1 million increase in additional paid-in-capital resulting from $195,000 in stock-based compensation recognized over the vesting periods of the stock awards and $889,000 from the exercise of 82,500 shares of stock options.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Dividend paid per common share	$—	$0.13	$0.26	$0.39
Dividend payout ratio (1)	—%	79.3%	(2,600.0)%	69.8%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. A net loss of $608,000 was reported for the three months ended September 30, 2024, or $(0.07) per diluted share compared to net income of $1.5 million, or $0.16 per diluted share, for the three months ended September 30, 2023. The $2.1 million decrease in net income was due to a $1.2 million decrease in net interest income and a $1.9 million increase in provision for credit losses, partially offset by a $282,000 decrease in noninterest expense and a $733,000 decrease in the federal income tax provision.

Net Interest Income. Net interest income for the three months ended September 30, 2024, decreased $1.2 million to $8.5 million from $9.7 million for the three months ended September 30, 2023. The decrease was primarily due to lower interest income resulting from decreases in average balances of interest-earning assets and higher interest expense on deposits and borrowings, primarily reflecting the higher market interest rates and continued intense competition for deposits. Between March 2022 and January 2024, in response to continuing elevated inflation, the Federal Open Market Committee of the Federal Reserve hiked interest rates a total of 11 times, to a range of 5.25% to 5.50% until September 18, 2024, when the rates were reduced to the range of 4.75% to 5.00%.

Interest income decreased $259,000 for the three months ended September 30, 2024, compared to the same period in 2023. While interest income benefited from the repricing impact of the higher interest rate environment on variable rate asset yields, the reduction in interest income resulting from decreases in average balances of these interest-earning assets outpaced the increase in yields. Interest income on loans decreased $260,000 due to a decrease in the average loan balances, partially offset by an increase in loan yields. The average balance of loans decreased $40.0 million to $1.13 billion for the three months ended September 30, 2024 from $1.17 billion for the same period in 2023. Average loan yield increased to 5.86% for the three months ended September 30, 2024, from 5.73% for the three months ended September 30, 2023, due in large part to increased returns from the repricing of variable rate loans.

Interest income from investment securities decreased $374,000 for the three months ended September 30, 2024, compared to the same period in 2023, due to a $50.1 million decrease in the average balance of these securities, partially offset by a 32 basis point increase in the average yield to 4.30% for the three months ended September 30, 2024, compared to 3.98% for the same period in 2023, as higher market interest rates favorably impacted our variable rate investment securities.

Interest income on interest-earning deposits with banks increased $338,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to a $24.9 million increase in the average balance and a nine basis point increase in the average yield to 5.27% on these deposits for the three months ended September 30, 2024, compared to 5.18% for the same period in 2023.

Interest expense increased $990,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to interest expense on deposits increasing $543,000 and interest expense on borrowings increasing $447,000. The increase in the interest expense on deposits was primarily due to an increase in the average rate paid on interest-bearing deposits, in particular higher yielding money market accounts and retail certificates of deposit, which increased 68 basis points and 100 basis points, respectively, and, to a lesser extent, the higher average balance of money market accounts and retail certificates of deposits. The average rate paid on money market accounts and retail certificates was 3.71% and 4.37% for the three months ended September 30, 2024, compared to 3.03% and 3.37% for the three months ended September 30, 2023, respectively. For the three months ended September 30, 2024, the average balance of money market accounts and retail certificates of deposit increased $34.2 million and $38.8 million, respectively. These increases were partially offset by decreases in the interest expenses on brokered and interest-bearing demand deposits. The decrease in interest expense on brokered deposits for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to the average balance of brokered deposits decreasing $124.3 million, as we reduced the use of brokered deposits as a funding source due to lower loan originations and the growth in retail certificates of deposit, partially offset by a 13 basis point increase in average cost to 5.35% for the three months ended September 30, 2024, from 5.22% for the three months ended September 30, 2023. The decrease in interest expense on demand deposits was due primarily to a $22.6 million decrease in average balance combined with a 129 basis point decrease in average cost to 0.19% for the three months ended September 30, 2024, from 1.48% for the three months ended September 30, 2023.

Interest expense on borrowings increased $447,000 as a result of a $26.1 million increase in the average balance and a 77 basis point increase in average cost of borrowings for the three months ended September 30, 2024, compared to the same period in 2023.

The Company’s net interest margin was 2.46% for the three months ended September 30, 2024, compared to 2.69% for the three months ended September 30, 2023. The decrease was primarily due to the increased cost of interest-bearing liabilities outpacing the increased yields on interest-earning assets, with a 48 basis points increase in our average cost of interest-bearing liabilities to 3.72% from 3.24%, partially offset by a 20 basis point increase in the average yield on interest earning assets to 5.66% from 5.46% between periods, respectively. For more information, see “How We Measure the Interest Rate Changes” in Item 3 of this report.

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

	Three Months Ended September 30, 2024 Compared to September 30, 2023 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$318	$(578)	$(260)
Investment securities, taxable	156	(528)	(372)
Investment securities, non-taxable	(2)	—	(2)
Interest-earning deposits with banks	12	326	338
FHLB stock	22	15	37
Total net change in income on interest-earning assets	506	(765)	(259)

Interest-bearing liabilities:
Interest-bearing demand deposits	(179)	(84)	(263)
Savings deposits	1	—	1
Money market deposits	845	261	1,106
Certificates of deposit, retail	988	330	1,318
Brokered deposits	15	(1,634)	(1,619)
Borrowings	288	159	447
Total net change in expense on interest-bearing liabilities	1,958	(968)	990
Total net change in net interest income	$(1,452)	$203	$(1,249)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2024 and 2023. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,131,473	$16,658	5.86%	$1,171,483	$16,918	5.73%
Investment securities, taxable	138,761	1,619	4.64	188,889	1,991	4.18
Investment securities, non-taxable	22,471	125	2.21	22,402	127	2.25
Interest-earning deposits with bank	65,149	863	5.27	40,202	525	5.18
FHLB stock	7,719	150	7.73	6,820	113	6.57
Total interest-earning assets	1,365,573	19,415	5.66	1,429,796	19,674	5.46
Noninterest earning assets	87,858			92,428
Total average assets	$1,453,431			$1,522,224

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$55,131	$26	0.19%	$77,689	$289	1.48%
Savings deposits	17,195	2	0.05	19,653	1	0.02
Money market deposits	500,372	4,668	3.71	466,159	3,562	3.03
Certificates of deposit, retail	396,206	4,351	4.37	357,378	3,033	3.37
Brokered deposits	52,137	701	5.35	176,445	2,320	5.22
Total interest-bearing deposits	1,021,041	9,748	3.80	1,097,324	9,205	3.33
Borrowings	151,478	1,213	3.19	125,402	766	2.42
Total interest-bearing liabilities	1,172,519	10,961	3.72	1,222,726	9,971	3.24
Noninterest bearing liabilities	119,343			139,199
Average equity	161,569			160,299
Total average liabilities and equity	$1,453,431			$1,522,224
Net interest income		$8,454			$9,703
Net interest margin			2.46%			2.69%

Provision for Credit Losses. Management recognizes that credit losses may occur over the life of a loan and that the ACL must be maintained at a level necessary to absorb management’s estimate of credit losses over the remaining expected life of loans in the portfolio. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. Management performs individual evaluation for loans that do not share risk characteristics with other loans. Based on this individually evaluated analysis, if the recorded investment in the loan is more than the market value of the collateral less costs to sell (“market value”), a specific allowance is established in the ACL for the loan. The amount of the specific allowance is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This analysis is inherently subjective as it relies on estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

During the three months ended September 30, 2024, management evaluated the adequacy of the ACL and concluded that a net provision for credit losses of $1.6 million was appropriate, with $1.5 million allocated to loans and $75,000 allocated to unfunded commitments. This provision mainly relates to two participation loans totaling $6.0 million, for which we are not the lead lender. These loans, secured by short-term rehabilitation and assisted living facilities, have been individually evaluated and classified as “substandard” since March 2022 due to a decline in demand for the services provided at such facilities post-COVID. While payments on the loans were current as of September 30, 2024, updated appraisals received during the quarter resulted in an increase in our ACL. The loan guarantors are under contract to sell another property, with the sale expected to close in the fourth quarter of 2024. Proceeds from this sale are expected to be applied to the two loans, which would improve our position. Additionally, the guarantors reported interest from a national real estate developer in purchasing one of the facilities, though no purchase agreement was entered into as of September 30, 2024. The ACL was also impacted by higher forecasted unemployment rates and increased construction and land development loan balances. In comparison, a $300,000 recapture of provision for credit losses was recorded for the three months ended September 30, 2023. The recapture was due to the payoff of a $4.6 million commercial real estate loan that carried a higher credit risk rating, a credit upgrade to an $8.7 million commercial real estate loan and reduction in loans receivable during that quarter. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses in the Company’s Selected Notes to Consolidated Financial Statements.

Noninterest Income. Noninterest income was $677,000 for both the three months ended September 30, 2024 and September 30, 2023.

The following table provides a summary of the changes in the components of noninterest income:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
BOLI income	$295	$244	$51	20.9%
Wealth management revenue	42	53	(11)	(20.8)
Deposit related fees	236	247	(11)	(4.5)
Loan related fees	96	79	17	21.5
Other	8	54	(46)	(85.2)
Total noninterest income	$677	$677	$—	—

    For the three months ended September 30, 2024, compared to the three months ended September 30, 2023, BOLI income increased $51,000 primarily as a result of annual premiums and dividends and loan related fees increased $17,000, primarily due to forfeitures collected from loan application deposits. Offsetting these increases was an $11,000 decrease in wealth management revenue primarily due to decreased sales of products and services, an $11,000 decrease in deposit related fees primarily due to lower debit card related fees reflecting decreased usage and a $46,000 decrease in other noninterest income primarily due to a $44,000 distribution received from our investment in a Fintech focused fund in the third quarter of 2023, and no such distribution received in the third quarter of 2024.

Noninterest Expense. Noninterest expense decreased $282,000 to $8.5 million for the three months ended September 30, 2024, from $8.8 million for the three months ended September 30, 2023.

The following table provides a summary of the changes in the components of noninterest expense:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$4,606	$5,018	$(412)	(8.2)%
Occupancy and equipment	1,183	1,193	(10)	(0.8)
Professional fees	585	553	32	5.8
Data processing	838	742	96	12.9
Regulatory assessments	165	200	(35)	(17.5)
Insurance and bond premiums	113	111	2	1.8
Marketing	46	97	(51)	(52.6)
Other general and administrative	952	856	96	11.2
Total noninterest expense	$8,488	$8,770	$(282)	(3.2)%

The decrease in noninterest expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to a $412,000 decrease in salaries and employee benefits, resulting primarily from the receipt of a $411,000 refund related to the defined benefit plan buyout following a census review of remaining plan participants, a $51,000 decrease in marketing expense, a $35,000 decrease in regulatory assessments and a $10,000 decrease in occupancy and equipment expense. Offsetting these decreases was a $32,000 increase in professional fees and a $96,000 increase in both data processing and other general and administrative expense. The increase in data processing fees was primarily due to a $66,000 vendor credit received during the third quarter of 2023, with no similar vendor credit in the third quarter of 2024. The increase in other general and administrative expense was primarily attributed to the $115,000 higher administrative fees of some deposit products, partially offset by a $23,000 decrease in state and local taxes.

Federal Income Tax Expense. A federal income tax benefit of $324,000 was recorded for the three months ended September 30, 2024, a result of a pretax loss for the quarter, compared to a federal income tax provision of $409,000 for the same period in 2023.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. Net loss of $128,000 was recorded for the nine months ended September 30, 2024, or ($0.01) per diluted share, compared to net income of $5.1 million, or $0.56 per diluted share for the nine months ended September 30, 2023. The $5.2 million decrease in net income was primarily the result of a $4.9 million decrease in net interest income, a $1.4 million increase in provision for credit losses and a $531,000 increase in noninterest expense, partially offset by a $1.6 million decrease in federal income tax provision.

Net Interest Income. Net interest income for the nine months ended September 30, 2024 was $26.3 million, compared to $31.3 million for the same period in 2023. The decrease was due to the increase in interest expense outpacing the increase in interest income between these comparative periods.

Interest income increased by $503,000 for the nine months ended September 30, 2024 compared to the same period in 2023, due to a $634,000 increase in interest income on loans, a $450,000 increase in interest-earning deposits with banks and a $56,000 increase in dividends on FHLB stock, partially offset by a $637,000 decrease in interest income on investment securities. The increase in interest income on loans was due to an increase in loan yields, partially offset by a decrease in average loan balance. The average yield on loans increased to 5.89% in the nine months ended September 30. 2024, compared to 5.67% in the nine months ended September 30, 2023. The increase in the average loan yield was primarily the result of variable rate loans repricing at higher interest rates and the modification of over $130 million of loans in accordance with terms in the P&A Agreement with Global, which positively impacted the yield on loans in the current period. The average balance of loans decreased $30.8 million to $1.14 billion for the nine months ended September 30, 2024, from $1.17 billion for the same period in 2023.

The $637,000 decrease in interest income on investment securities was a result of a $36.7 million decrease in the average balance of the securities primarily due to maturities that were not reinvested, partially offset by a 33 basis point increase in the average yield of investment to 4.26% for the nine months ended September 30, 2024, from 3.93% for the same period in 2023. The $450,000 increase in interest income on interest-earning deposits with was due to a 36 basis point increase in the average yield to 5.27% and $8.8 million increase in the average balance on these deposits for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

Interest expense increased $5.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2323, due to the increase in rates paid on money market accounts and retail certificates of deposit and to a less extent, an increase in the average balances of such deposit accounts. Interest expense on money market accounts increased $4.4 million due to a 98 basis point increase in average cost and a $30.1 million increase in average balance between periods. Similarly, interest expense on retail certificates of deposit increased $4.4 million, due to increases in both average balance and average yield. The average yield of these deposits increased 128 basis points to 4.20% and the average balance increased $34.4 million between the comparable periods. Partially offsetting these increases was a $2.8 million decrease in interest expense on brokered deposits and a $877,000 decrease in interest expense on interest-bearing demand deposits. The decrease in interest expense on brokered deposits was due to an $83.4 million decrease in average balance, partially offset by a 43 basis point increase to average cost to 5.37% on these deposits for the nine months ended September 30, 2024, from 4.94% for the same period in 2023. During the nine months ended September 30, 2024, the Bank reduced the use of higher cost brokered deposits due to the increase in the balance of retail certificates of deposit, decline in loans receivable and lower loan originations. The decrease in interest expense on interest-bearing demand deposits was due to decreases in both the average cost and average balance of these deposits. The average cost of interest-bearing demand deposits decreased to 0.20% for the nine months ended September 30, 2024, from 1.48% for the same period in 2023 and the average balance decreased $30.6 million between the comparable periods.

Interest expense on borrowings increased $413,000 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was a combined result of a $6.1 million increase in average balance between comparable periods and a 29 basis point increase to the average cost to 2.85% for the nine months ended September 30, 2024, from 2.56% for the same period in 2023.

The Company’s net interest margin decreased to 2.56% for the nine months ended September 30, 2024, from 2.91% for the nine months ended September 30, 2023. The decrease was due primarily to the increase in interest expense outpacing the increase in interest income, as outlined above. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this Form 10-Q.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2024 Compared to September 30, 2023 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,941	$(1,307)	$634
Investment securities, taxable	496	(1,128)	(632)
Investment securities, non-taxable	(3)	(2)	(5)
Interest-earning deposits with banks	125	325	450
FHLB stock	53	3	56
Total net change in income on interest-earning assets	2,612	(2,109)	503

Interest-bearing liabilities:
Interest-bearing demand deposits	(537)	(340)	(877)
Savings deposits	3	(1)	2
Money market deposits	3,771	602	4,373
Certificates of deposit, retail	3,604	750	4,354
Brokered deposits	262	(3,079)	(2,817)
Borrowings	297	116	413
Total net change in expense on interest-bearing liabilities	7,400	(1,952)	5,448
Total change in net interest income	$(4,788)	$(157)	$(4,945)

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2024 and 2023. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,143,505	$50,430	5.89%	$1,174,331	$49,796	5.67%
Investments securities, taxable	156,252	5,317	4.55	192,825	5,949	4.12
Investments securities, non-taxable	22,497	377	2.24	22,601	382	2.26
Interest-earning deposits with banks	46,449	1,831	5.27	37,608	1,381	4.91
FHLB stock	6,998	420	8.02	6,950	364	7.00
Total interest-earning assets	1,375,701	58,375	5.67	1,434,315	57,872	5.39
Noninterest earning assets	89,387			92,013
Total average assets	$1,465,088			$1,526,328

Liabilities and Stockholders' Equity
Interest-bearing demand deposits	$56,141	$86	0.20%	$86,766	$963	1.48%
Savings deposits	18,163	7	0.05	21,188	5	0.03
Money market deposits	514,537	14,052	3.65	484,415	9,679	2.67
Certificates of deposit, retail	374,462	11,768	4.20	340,046	7,414	2.92
Brokered deposits	80,884	3,249	5.37	164,283	6,066	4.94
Total interest-bearing deposits	1,044,187	29,162	3.73	1,096,698	24,127	2.94
Borrowings	135,462	2,889	2.85	129,381	2,476	2.56
Total interest-bearing liabilities	1,179,649	32,051	3.63	1,226,079	26,603	2.90
Noninterest bearing liabilities	123,956			139,562
Average equity	161,483			160,687
Total average liabilities and equity	$1,465,088			$1,526,328
Net interest income		$26,324			$31,269
Net interest margin			2.56%			2.91%

Provision for Credit Losses. During the nine months ended September 30, 2024, management evaluated the adequacy of the ACL and concluded that a $1.2 million provision for credit losses was appropriate, reflecting a $1.0 million provision for credit losses for loans and a $200,000 provision for credit losses for unfunded commitments. This provision mainly relates to two participation loans totaling $6.0 million, for which we are not the lead lender, as discussed under “Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023 - Provision for Credit Losses” above. The $200,000 provision for credit losses for unfunded commitments was primarily due to the increased construction and land development loan balances. In comparison, a $208,000 recapture of provision for credit losses was recognized in the nine months ended September 30, 2023, reflecting a $400,000 recapture of the provision for credit losses for loans and a $192,000 provision for credit losses for unfunded commitments. The recapture was due in part to changes in the balances and mix of portfolio loans during the period, credit upgrades to $10.8 million of commercial real estate loans, the payoff of a $4.6 million commercial real estate loan that carried a higher credit risk rating, and changes in the economic forecasts used for loans and unfunded commitments in the ACL model. For more information, see Note 5 - Loans Receivable and Allowance for Credit Losses in the Company’s Notes to Selected Consolidated Financial Statements.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations.

	At or For the Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
ACL as a percent of total loans	1.42%	1.29%
ACL at period end	$16,265	$15,306
Total loans outstanding	1,142,411	1,183,385

Nonaccrual loans as a percentage of total loans outstanding at period end	0.07%	0.02%
Total nonaccrual loans	$853	$201
Total loans outstanding	1,142,411	1,183,385

ACL as a percent of nonaccrual loans at period end	1,906.80%	7,614.93%
ACL at period end	$16,265	$15,306
Total nonaccrual loans	853	201

Net (charge-offs) recoveries during period to average loans outstanding:
One-to-four family residential:	—%	—%
Net recoveries during period	$—	$1
Average loans receivable, net (1)	502,350	478,297
Multifamily:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	133,297	140,235
Commercial:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	363,955	398,358
Construction/land development:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	55,248	59,738
Business:	—%	—%
Net charge-offs during period	$—	$—
Average loans receivable, net (1)	19,517	29,052
Consumer:	(0.06)%	(0.03)%
Net charge-offs during period	$(41)	$(22)
Average loans receivable, net (1)	69,138	68,651
Total loans:	—%	—%
Net charge-offs during period	$(41)	$(21)
Average loans receivable, net (1)	1,143,505	1,174,331
_______________

(1) The average loans receivable, net balances include nonaccrual loans and deferred fees (costs).

Noninterest Income. Total noninterest income was $2.1 million for both the nine months ended September 30, 2024 and 2023. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
BOLI income	$956	$826	$130	15.7%
Wealth management revenue	190	193	(3)	(1.6)
Deposit related fees	697	722	(25)	(3.5)
Loan related fees	251	215	36	16.7
Other	43	184	(141)	(76.6)
Total noninterest income	$2,137	$2,140	$(3)	(0.1)%

During the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, other noninterest income decreased $141,000, primarily due to $152,000 of lower unrealized gains recorded for our investment in a Fintech focused fund. Additionally, deposit related fees decreased $25,000, primarily due to lower card service fees attributed to decreased debit card usage. These decreases were partially offset by a $130,000 increase in BOLI income due to timing differences in the recognition of the cash value of the policies and a $36,000 increase in loan related fees. The increase in loan related fees was primarily due to $121,000 in miscellaneous loan fees largely the result of forfeitures collected for loan application deposits, partially offset by a $70,000 decrease in prepayment fees collected on certain loans paid off prior to maturity and a $12,000 decrease in line of credit annual fees.

Noninterest Expense. Noninterest expense increased $531,000 to $27.8 million for the nine months ended September 30, 2024, from $27.2 million for the same period in 2023.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$15,186	$15,543	$(357)	(2.3)%
Occupancy and equipment	3,634	3,517	117	3.3
Professional fees	2,635	1,857	778	41.9
Data processing	2,480	2,139	341	15.9
Regulatory assessments	502	568	(66)	(11.6)
Insurance and bond premiums	363	356	7	2.0
Marketing	155	273	(118)	(43.2)
Other general and administrative	2,804	2,975	(171)	(5.7)
Total noninterest expense	$27,759	$27,228	$531	2.0%

The largest increase in noninterest expense was in professional fees, which increased by $778,000. This was primarily driven by acquisition-related expenses from the Global transaction, which totaled $815,000 more than the acquisition expenses for a terminated business combination during the same period in 2023. Additionally, audit and examination fees increased by $25,000 due to a one-time loan portfolio review, but this was partially offset by a $78,000 reduction in other legal fees.

Data processing expense increased by $341,000, primarily due to the reclassification of certain processing costs that were previously categorized under other general and administrative expenses. Starting in March 2024, we also became ineligible for certain vendor credits, which contributed to higher data processing costs. For the nine months ended

September 30, 2024, total credits received were $22,000, compared to $106,000 for the same period in 2023. Occupancy and equipment expenses increased by $117,000, largely due to the outsourcing of facility management duties.

Offsetting these increases, salaries and employee benefits decreased by $357,000. This reduction was primarily driven by an $873,000 decline in deferred loan origination costs, related to the modification of one-to-four family residential loans under the P&A Agreement with Global, a $320,000 reduction in compensation from restricted stock awards, and a $256,000 decrease in salaries and wages due to a reduction in staffing in 2024. These decreases were partially offset by a $918,000 increase in defined benefit expenses, primarily due to the purchase of a single premium group annuity to fulfill obligations to plan participants and a $152,000 increase in director compensation. Additionally, regulatory assessments decreased $66,000, marketing expense decreased $118,000 and other general and administrative expenses decreased by $171,000, largely due to the absence of a $190,000 one-time expense related to the Bank’s 100-year celebration in the second quarter of 2023, as well as the reclassification of core processing costs.

Federal Income Tax Expense. The federal income tax provision decreased $1.6 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a $6.9 million decrease in pretax income as a net loss of $128,000 was reported for the nine months ended September 30, 2024.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or other short-term investment securities. On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. At September 30, 2024, the undisbursed portion of construction LIP and unused portion of lines of credit totaled $59.3 million and $51.5 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2024, totaled $381.8 million. Management’s policy is generally to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank.

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

When retail deposits are not sufficient to provide the funds for our assets, or if other sources are available with more favorable rates or structure, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, national CD markets, internet deposit gathering sources, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. During the first nine months of 2024, management reduced its reliance in the wholesale markets due to a decline in the loan portfolio balances and an increase in the balance of retail certificates of deposit. At September 30, 2024, we had $50.9 million in brokered deposits, all of which were certificates of deposit, down from $130.8 million in brokered deposits at December 31, 2023. At September 30, 2024, the Bank maintained credit facilities with the FHLB totaling $506.5 million, subject to qualifying collateral limits that reduced our pledged collateral borrowing capacity to $418.6 million, with an outstanding balance of $100.0 million. As further funding sources, we also had the ability to borrow $54.9 million from the

FRB, and $75.0 million from unused lines of credit with other financial institutions, with no balance outstanding from these sources at September 30, 2024. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this report.

On a monthly basis we estimate our liquidity sources and needs for the next twelve months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives, during the remainder of fiscal 2024 we expect cash expenditures of approximately $145,000 for capital investment in property, plant and equipment.

At September 30, 2024, we project that our fixed commitments for the remainder of the fiscal year ending December 31, 2024, will include (i) $230,000 of operating lease payments and (ii) other future obligations and accrued expenses of $20.8 million. At September 30, 2024, we had $100.0 million in FHLB advances, consisting of $75.0 million of fixed-rate one-month advances that renew monthly and $25.0 million of fixed-rate three-month advances that renew quarterly. At September 30, 2024, all of our FHLB advances were tied to interest rate swap agreements and these advances are expected to be renewed as they mature during 2024. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Total stockholders’ equity was $160.2 million at September 30, 2024. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2024, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank as of September 30, 2024 were as follows: Total capital to risk-weighted assets was 16.68%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 15.43%; and Tier 1 capital to total assets was 10.86%. At September 30, 2024, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. In addition, the Bank is required to maintain a capital conservation buffer consisting of additional Common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum regulatory capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2024, the Bank’s capital conservation buffer was 8.68%. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements” included in the 2023 Form 10-K for additional information regarding regulatory capital requirements for the Bank.

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
    We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while considering various elements of interest rate risk. We use interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer-term advances. At September 30, 2024, the Bank held seven interest rate swap agreements with a total notional amount of $100.0 million, a weighted-average fixed interest rate of 1.93%, and weighted average remaining maturity of 31 months. Under the interest rate agreements, the Bank pays a fixed interest rate while it receives a floating rate tied to either the 1-month or 3-month SOFR, aligning with each agreement’s reset frequency over an original term of two to eight years. At the commencement of each interest rate agreement, the Bank secures a fixed rate FHLB advance which resets to market rate on the same cycle as the corresponding interest rate swap agreement. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional fixed rate FHLB advance for comparable terms. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 62.1% of our net loans were adjustable-rate loans at September 30, 2024. At that date, $396.1 million, or 55.9%, of these loans, with a weighted-average rate of 4.96%, were at their floor interest rate.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2024, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2024
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
400	$33,891	(7.36)%
300	34,586	(5.46)
200	35,247	(3.66)
100	35,969	(1.68)
Base	36,585	—
(100)	37,034	1.23
(200)	39,416	7.74
(300)	37,847	3.45
(400)	38,195	4.40

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

At September 30, 2024, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable
(b)     Not applicable
(c)     The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended
September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan(2)
July 1 - July 31, 2024	—	$—	—	—
August 1 – August 31, 2024	40,856	21.85	—	—
September 1 – September 30, 2024	—	—	—	—
	40,856	21.85	—

(1) Represents shares of Company common stock otherwise issuable upon an option exercise withheld by the Company to satisfy the exercise price of such shares, which were not deemed to be repurchased pursuant to a publicly announced stock repurchase program.

(2) As of the three months ended September 30, 2024, the Company did not have any publicly announced stock repurchase program in place.

First Federal Northwest is an entity separate and distinct from its principal subsidiary, the Bank, and derives substantially all of its revenue at the holding company level in the form of dividends from the Bank. Accordingly, First Federal Northwest is, and will be, dependent upon dividends from the Bank, among other things, to pay dividends on its common stock. The P&A Agreement between the Company and Global provides for a downward adjustment to the purchase price for amount of any dividends paid by the Bank to the Company from the effective date of the P&A Agreement through the closing date of the asset sale, except for the dividend paid by the Bank to the Company during the first calendar quarter of 2024 in the amount of $762,000, representing 50% of the Bank’s net income for the period beginning October 1, 2023 and ending on December 31, 2023.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Not applicable
(b)     Not applicable
(c)    During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule
16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules
 (a)       Exhibits

2.1	Purchase and Assumption Agreement by and among Global Federal Credit Union, First Financial Northwest Bank and First Financial Northwest, Inc. dated January 10, 2024 (1)
3.1	Articles of Incorporation of First Financial Northwest (2)
3.2	Amended and Restated Bylaws of First Financial Northwest (3)
4.1	Form of stock certificate of First Financial Northwest (2)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (4)
10.2	Form of Change in Control Severance Agreement for Executive Officers (5)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (6)
10.4	2008 Equity Incentive Plan (7)
10.5	2016 Equity Incentive Plan (8)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (9)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (9)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (4)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (12)
10.13	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (6)
10.14	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (6)
10.15	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza.(13)
10.16	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III(14)
10.17	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (14)
10.18	Amendment No. 1 to Executive Supplemental Retirement Plan Participation Agreement for Joseph W. Kiley III (14)
10.19	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Joseph W. Kiley III (14)
10.20	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Richard P. Jacobson (14)
10.21	Amendment No. 1 to Form of Change in Control Severance Agreement for Executive Officers (14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

FIRST FINANCIAL NORTHWEST, INC.

Date: November 7, 2024	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/Eva Q. Ngu
Eva Q. Ngu
Vice President and Controller (Principal Accounting Officer)