Form 10-K
period 2024-12-31
First Financial Northwest, Inc.
filed 2025-03-20
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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
Yes         No    ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on June 30, 2024, was $170,853,841 (8,085,842 shares at $21.13 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the registrant is considered to be held by affiliates. As of March 18, 2025, the registrant had 9,227,938 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIRST FINANCIAL NORTHWEST, INC.
2024 ANNUAL REPORT ON FORM 10-K
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
•adverse impacts to economic conditions in our local market areas, other markets where the Company (defined below) has lending relationships; or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
•changes in the interest rate environment, including the increases or decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “Federal Reserve”) benchmark rate and duration at which such interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
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
•increased competitive pressures, including repricing and competitors’ pricing initiatives, and their impact on our market position, loan, and deposit products
•changes in consumer spending, borrowing and savings habits;
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
•the potential effects of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our businesses; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and other risks detailed in this Form 10-K and our other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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
v

PART I
Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2024, the Company had total assets of $1.42 billion, net loans of $1.14 billion, deposits of $1.13 billion and stockholders’ equity of $161.6 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

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

The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional branches in King County located in Bellevue, Woodinville, Bothell, Kent, Kirkland, and Issaquah. In Snohomish County, Washington, the Bank has five branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In addition, the Bank has two Pierce County, Washington branches, located in University Place and Gig Harbor. The Bank’s branches, except for its headquarters, are generally smaller branches focused on efficiency through the extensive use of the latest banking technology. The Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

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

Consummation of the asset sale and related transactions is subject to certain conditions, including, but not limited to, the accuracy of specified representations and warranties by each party, the performance of each party’s obligations under the P&A Agreement in all material respects, and the absence of any injunctions or other legal restrictions. The P&A Agreement also grants termination rights to both Global and the Bank. Under certain circumstances, if the agreement is terminated, the Bank will be required to pay Global a termination fee of $9.4 million. Additional information regarding the asset sale, including the P&A Agreement, can be found in the Current Report on Form 8-K filed by First Financial Northwest with the SEC on January 11, 2024.

We, along with Global, continue to work towards closing. We have previously received the required regulatory approvals from our banking regulators, as well as approval from our shareholders. At this time, Global has also received the regulatory approvals from its primary regulator, the National Credit Union Administration (“NCUA”). Currently, we expect the asset sale to close in the second quarter of 2025.

Market Area

We consider our primary market area to be the Puget Sound Region, which includes King, Snohomish, Pierce and, to a lesser extent, Kitsap counties. During 2024, the region experienced a slight increase in home prices, as a result of higher sales volume. Stability in mortgage rates and strong demand contributed to the increase in sales. The number of homes listed for sale in King, Pierce, Snohomish and Kitsap counties at the end of 2024 increased from the end of 2023, with growth ranging from 3.0% in Kitsap County to 46.0% in Snohomish County. Available inventory in these counties ranged from 1.1 months in Snohomish County to 1.8 months in Pierce County.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.27 million residents and a median household income of approximately $122,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.0% at December 31, 2024, compared to 3.5% at December 31, 2023, and the national average of 4.1% at December 31, 2024. The median sales price of a residential home in King County for December of 2024 was $800,000, an increase of 3.2% from December of 2023, according to the Northwest Multiple Listing Service ("NMLS"). Residential sales volumes increased 8.2% in 2024 compared to 2023 and inventory levels as of December 31, 2024, were at 1.6 months according to the NMLS.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 928,000 residents and a median household income of approximately $96,600, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 5.4% in December 2024, compared to 5.5% at year-end 2023. The median sales price of a residential home in Pierce County was $550,000 for December of 2024, a 4.6% increase compared to 2023, according to the NMLS. Residential sales volumes increased by 4.3% in 2024 compared to 2023 and inventory levels as of December 31, 2024, were at 1.8 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 844,000 residents and a median household income of approximately $108,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.2% in December 2024 compared to 3.6% in December 2023. The median sales price of a residential home in Snohomish County was $745,000 for December of 2024, a 10.4% increase compared to December of 2023, according to the NMLS. Residential sales volumes increased by 7.7% in 2024 compared to 2023 and inventory levels as of December 31, 2024 were at 1.1 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 278,000 residents and a median household income of approximately $98,500, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 4.4% in December 2024, compared to 4.7% for December of 2023. The median sales price of a residential home was $539,000 for December of 2024, a decrease of 0.2% over December of 2023, according to the NMLS. Residential sales volumes increased by 8.6% in 2024 compared to 2023 and inventory levels as of December 31, 2024, were at 1.5 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2024, our net loan portfolio totaled $1.14 billion and represented 80.0% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total capital and surplus, or $26.4 million at December 31, 2024. Exceptions to this policy are allowed only with the approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, debt service coverage, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total capital and surplus, or $35.1 million, at December 31, 2024. At this date, our single largest lending relationship totaled $24.6 million, consisting of one commercial loan ($13.3 million) and one multifamily loan ($11.3 million), both of which were performing in accordance with their terms.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2024, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	Beyond Fifteen Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$2,251	$26,207	$151,047	$322,565	$502,070
Multifamily	5,115	74,247	36,249	10,692	126,303
Commercial	41,885	185,192	140,745	6,576	374,398
Construction/land	44,304	14,952	7,884	—	67,140
Total real estate	93,555	300,598	335,925	339,833	1,069,911
Business	7,664	2,550	601	1,320	12,135
Consumer	902	6,287	65,093	924	73,206
Total loans	$102,121	$309,435	$401,619	$342,077	$1,155,252

    The following table sets forth the amount of total loans due one year or more after December 31, 2024, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$155,131	$344,688	$499,819
Multifamily	52,756	68,432	121,188
Commercial	157,992	174,521	332,513
Construction/land	—	22,836	22,836
Total real estate	365,879	610,477	976,356
Business	2,662	1,809	4,471
Consumer	59,580	12,724	72,304
Total loans	$428,121	$625,010	$1,053,131

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2024.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$465,935	92.8%	$27,050	5.4%	$492,985	98.2%	$9,085	1.8%	$502,070	100.0%
Multifamily	93,249	73.8	25,334	20.1	118,583	93.9	7,720	6.1	126,303	100.0%
Commercial	288,170	77.0	28,957	7.7	317,127	84.7	57,271	15.3	374,398	100.0%
Construction/land	66,552	99.1	588	0.9	67,140	100.0	—	—	67,140	100.0%
Total real estate	913,906	85.4	81,929	7.7	995,835	93.1	74,076	6.9	1,069,911	100.0%
Business	11,896	98.1	221	1.8	12,117	99.9	18	0.1	12,135	100.0%
Consumer	14,552	19.8	1,217	1.7	15,769	21.5	57,437	78.5	73,206	100.0%
Total Loans	$940,354	81.4%	$83,367	7.2%	$1,023,721	88.6%	$131,531	11.4%	$1,155,252	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California ($29.6 million), Florida ($10.8 million), Oregon ($10.6 million), Texas ($10.4 million), Alabama ($7.6 million), 42 other states and Washington, D.C. ($62.6 million).

One-to-Four Family Residential Lending. As of December 31, 2024, $502.1 million, or 43.5% of our total loan portfolio consisted of loans secured by one-to-four family residences.

The Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2024, we originated $44.4 million in one-to-four family residential loans and did not purchase any of such loans. At December 31, 2024, $284.7 million, or 56.7%, of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $217.4 million, or 43.3%, consisting of non-owner occupied loans. In addition, at December 31, 2024, $155.1 million, or 30.9%, of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. As of December 31, 2024, we had two nonaccrual one-to-four family loans totaling $299,000, which were 90 days or more past due. Despite their overdue status, both loans are well collateralized, and no loss was expected by the Bank on these loans.

Multifamily and Commercial Real Estate Lending. As of December 31, 2024, $126.3 million, or 10.9%, of our total loan portfolio was secured by multifamily properties and $374.4 million, or 32.3%, of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by retail shopping centers, office buildings, hotels or motels, mini-storage facilities, mobile home parks, warehouses, and nursing homes. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Total multifamily	$126,303	100.0%	$138,149	100.0%

Commercial real estate:
Retail	$110,787	29.6%	$124,172	32.9%
Office	73,306	19.6	72,778	19.3
Hotel / motel	72,434	19.3	63,597	16.8
Storage	32,229	8.6	33,033	8.7
Mobile home park	22,701	6.1	21,701	5.7
Warehouse	23,363	6.2	19,218	5.1
Nursing home	9,713	2.6	11,610	3.1
Other non-residential	29,865	8.0	31,750	8.4
Total commercial real estate	$374,398	100.0%	$377,859	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $936,000 and $2.1 million, respectively, as of December 31, 2024. At that date, $33.1 million or 26.2% of our multifamily loans and $86.2 million or 23.0% of our commercial real estate loans were located outside of the Puget Sound Region. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2024, was a 79-unit apartment complex with a net outstanding principal balance of $14.9 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date. As of December 31, 2024, the largest commercial real estate loan was secured by a hotel facility with a net outstanding balance of $18.0 million located in King County, Washington, which was performing in accordance with its loan repayment terms at that date.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. There were no commercial real estate loans or multifamily loans on nonaccrual status at both December 31, 2024 and 2023. In addition, there were no multifamily or commercial real estate loans charged off during the years ended December 31, 2024 and 2023.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Company and a proven record of successful projects. At December 31, 2024, our total construction/land loans increased to $67.1 million or 5.8% of total loans, from $60.9 million, or 5.1% of total loans, at December 31, 2023. The

Company’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s total capital plus surplus. The Company was in compliance with this policy at December 31, 2024, with a balance equal to 40.5% of the Bank’s total capital plus surplus. Management intends to maintain levels near or below this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at December 31, 2024 and 2023. There were no construction/land loan charge-offs during the years ended December 31, 2024 and 2023. At December 31, 2024, the loans in process (“LIP”) balance on construction/land loans was $58.0 million.

Following is the composition of our total construction/land loan portfolio, that are net of LIP, at the dates indicated.

	December 31,
	2024	2023
	(In thousands)
Construction speculative:
One-to-four family residential	$49,674	$47,149
Total construction speculative	49,674	47,149
Construction permanent: (1)
Multifamily	7,884	4,004
Total construction permanent	7,884	4,004
Land:
Land development	7,019	4,774
Land non-development	2,563	4,997
Total land	9,582	9,771
Total construction/land loans	$67,140	$60,924
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

    The following table includes construction/land loans by county at December 31, 2024:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$64,876	96.6%
Snohomish	856	1.3
Other Washington counties	1,408	2.1
Total	$67,140	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum LTV ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the LTV on the completed project does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for LTV ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2024, the LIP balance on construction/land loans included $11.7 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2024, our three largest construction/land loans consisted of multifamily, one-to-four family residential, and land development loans of $7.9 million, $5.0 million, and $4.9 million, respectively, all of which properties are located in King County and were performing in accordance with their repayment terms.

Certain of our residential construction loans to borrowers for one-to-four family, non-owner occupied residences are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which may last 12 to 24 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. At December 31, 2024, there were no residential construction loans which will roll over to permanent loans with the Bank at the completion of the construction phase.

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

Business Lending. Business loans totaled $12.1 million, or 1.1% of total loans, at December 31, 2024. The Company originates loans under other SBA lending programs, which are partially guaranteed by the SBA. At December 31, 2024, the Bank’s portfolio included $1.7 million of these SBA loans, of which $1.3 million was guaranteed by the SBA. At that date, these SBA loans were not held for sale, however, the Company may elect to sell off the guaranteed portion of these loans in the future.

Conventional business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our conventional business loans. The largest conventional business loan had an outstanding balance of $6.4 million at December 31, 2024, and was performing according to its repayment terms. At December 31, 2024, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2024, consumer loans were $73.2 million or 6.4% of the total loan portfolio.

At December 31, 2024, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $59.6 million, or 81.4% of the total consumer loan portfolio. Due to the unique nature of these cars, the estimated value often does not align with listed values, therefore, approval of the loan is based on the borrower’s ability to repay. These fixed rate loans typically have maturity periods of three to fifteen years. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. The current internal portfolio limit for these loans is $60.0 million, and as of December 31, 2024, the portfolio balance was $59.6 million. At that date, our largest classic and collectible car loan was $720,000 and the average loan size was $91,000. See Item 1A. Risk Factors- “Risks Related to Our Lending - We engage in classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2024, home equity loans, primarily home equity lines of credit totaled $12.6 million, or 17.3% of the total consumer loan portfolio. The home equity lines of credit include $3.1 million of equity lines of credit in first lien position and $9.5 million of second liens on residential properties. At December 31, 2024, unfunded commitments on our home equity lines of credit totaled $25.3 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the LTV ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30 year term, with a 10-year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Classic and collectible car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2024, $543,000 of classic and collectible auto loans were in nonaccrual status. During the year ended December 31, 2024, $41,000 of consumer loans were charged off.

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the credit to one obligor limit of 15% of total capital plus surplus, or $26.4 million at December 31, 2024. The Board of Directors may approve exceptions to such credit to loan limit to one obligor up to 20% of total capital plus surplus, or $35.1 million at December 31, 2024.

Credit Officer Lending Authority. Individual signing authority has been delegated to three lending officers. Our Senior Credit Officer (“SCO”) has authority from the Board of Directors to approve loans up to $5.0 million and aggregate relationships up to and including $8.0 million. Our Residential Credit Officer (“RCO”) has authority from the Board of Directors to approve residential loans up to $5.0 million, home equity lines of credit up to $1.0 million and aggregate relationships up to and including $8.0 million. The Board of Directors has given our CCO authority to approve loan requests and aggregate relationships up to the legal lending limit, 20% of capital plus surplus.

    Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2024, 2023, and 2022, our total loan originations and purchases were $212.8 million, $203.2 million and $321.4 million, respectively.

    One-to-four family residential loans are generally originated in accordance with FDIC guidelines, with the exception of our special community development loans originated to satisfy compliance with the Community Reinvestment Act. Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy. We require title insurance on all loans and fire and casualty insurance on all secured loans and home equity loans where improved real estate serves as collateral. Flood insurance is also required on all secured loans when the real estate is located in a flood zone.

The following table shows total loans originated, purchased, repaid and other changes during the years indicated.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$44,406	$87,283	$160,290
Multifamily	15,323	4,365	8,287
Commercial	37,293	22,076	38,580
Construction/land	90,329	51,790	55,524
Total real estate	187,351	165,514	262,681
Business	667	2,201	2,567
Consumer	7,440	13,441	6,155
Total loans originated	195,458	181,156	271,403
Loan purchases and participations:
One-to-four family residential	—	2,107	4,042
Multifamily	74	80	12
Commercial	304	—	9,073
Business	—	—	5,000
Consumer	16,937	19,832	31,834
Total loan purchases and participations (1)	17,315	22,019	49,961
Principal repayments	(234,817)	(191,201)	(258,706)
Charge-offs	(41)	(22)	(37)
Change in LIP	(13,414)	(3,189)	2,000
Change in net deferred (costs) fees, and ACL/ALLL	(240)	79	(999)
Net increase (decrease) in loans	$(35,739)	$8,842	$63,622
_______________
(1) Totals include $378,000, $80,000 and $9.4 million in loan participations during 2024, 2023 and 2022, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans typically range from 0% to 2%. United States generally accepted accounting principles (“GAAP”) require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $1.1 million and $262,000 of net deferred loan costs at December 31, 2024, and December 31, 2023, respectively.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2024, total premiums of $618,000, or 3.7% of the purchased principal, were paid on purchased loans. In comparison, premiums of 876,000 or 4.0% of the purchased principal, were paid on purchased loans during 2023.

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

Asset Quality

As of December 31, 2024, we had $2.1 million of loans past due 30 days or more. These loans represented 0.18% of total loans receivable. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15-day grace period from the due date to make the loan payment.

When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and/or in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. Nonaccrual loans were $842,000 and $220,000 at December 31, 2024 and 2023, respectively.

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

         Modifications to Borrowers Experiencing Financial Difficulty. Loan modifications are made in the ordinary course of business on a case-by-case basis through negotiations with borrowers as part of the loan collection process. These modifications are intended to provide payment relief to borrowers. Occasionally, we may modify loans for borrowers facing financial difficulty, and in some cases, these modifications may result in new loans. Under Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, we are required to disclose modification details, including principal reductions, interest rate reductions, term extensions, and significant payment delays for borrowers experiencing financial difficulty. At December 31, 2024, we did not have any loans that were experiencing financial difficulty and were also modified during the year.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2024, special mention loans decreased to $68,000 from $130,000 at December 31, 2023. At December 31, 2024, all special mention loans were current on their payments and in compliance with their original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2024, was primarily due to principal paydowns, a $1.0 million commercial real estate loan payoff and upgrades of two commercial real estate loans totaling $9.2 million from substandard to pass. Substandard loans individually evaluated for credit losses at December 31, 2024, resulted in no addition to ACL as these loans were well collateralized.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2024	2023
	(In thousands)
One-to-four family residential	$299	$293
Multifamily	1,549	1,590
Commercial real estate	30,568	44,020
Consumer	543	220
Total classified loans	$32,959	$46,123

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

Specific allowances arise when individual loans exhibit unique risk characteristics, leading to an impairment analysis. If management believes that scheduled principal and interest payments will not be fully paid, and the recorded investment is less than the market value of the collateral, a specific reserve is established in the ACL for the loan. The specific reserve amount is calculated using current appraisals, listed sales prices, and other available information. This analysis is subject to inherent subjectivity, relying on estimates that may be revised as more information becomes available. As of December 31, 2024 and 2023, the individually evaluated loan balances were $32.4 million and $45.9 million, respectively.

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

For the year ended December 31, 2024, there was a $50,000 recapture of provision for credit losses, compared to a $208,000 recapture for the year ended December 31, 2023. This was primarily due to updates to economic forecasts, declines in loan portfolio balances, and changes in loan portfolio composition and characteristics. As of December 31, 2024, the ACL was $15.1 million, or 1.30% of total loans, compared to $15.3 million, or 1.28% of total loans at December 31, 2023. The ACL’s level is based on estimates, and actual losses may vary. Management reviews ACL adequacy quarterly.

The following table summarizes the distribution of the ACL by loan category, at the dates indicated.

	December 31,
	2024			2023			2022
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family residential	$502,070	$5,416	43.5%	$513,223	$5,747	43.1%	$474,180	$4,043	40.1%
Multifamily	126,303	1,809	10.9	138,149	1,509	11.6	126,866	1,210	10.7
Commercial real estate	374,398	3,485	32.3	377,859	3,895	31.6	407,904	5,397	34.5
Construction/land	67,140	2,275	5.8	60,924	1,856	5.1	77,644	1,717	6.6
Total real estate	1,069,911	12,985	92.5	1,090,155	13,007	91.4	1,086,594	12,367	91.9
Business	12,135	164	1.1	29,081	387	2.5	31,363	948	2.7
	73,206	1,917	6.4	71,995	1,912	6.1	64,353	1,912	5.4
Consumer	$1,155,252	$15,066	100.0%	$1,191,231	$15,306	100.0%	$1,182,310	$15,227	100.0%

Based on its comprehensive analysis, management believes that the ACL as of December 31, 2024 was adequate to absorb the estimated lifetime credit losses in the loan portfolio. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. A weakening in the national and local economic conditions or other factors could result in a material increase in the ACL and may adversely affect the Company’s financial condition and results of operations.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio’s calculations. The Company adopted the Current Expected Credit Loss (“CECL”) methodology as of January 1, 2023. All amounts prior to January 1, 2023, were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new CECL methodology.

	At or For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
ACL/ALLL as a percent of total loans	1.30%	1.28%	1.29%
ACL/ALLL at period end	$15,066	$15,306	$15,227
Total loans outstanding	1,155,252	1,191,231	1,182,310

Nonaccrual loans as a percentage of total loans outstanding at period end	0.07%	0.02%	0.02%
Total nonaccrual loans	$842	$220	$193
Total loans outstanding	1,155,252	1,191,231	1,182,310

ACL/ALLL as a percent of nonaccrual loans at period end	1,789.31%	6,957.27%	7,889.78%
ACL/ALLL at period end	$15,066	$15,306	$15,227
Total nonaccrual loans	842	220	193

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family residential:	—%	—%	—%
Net recoveries during period	$1	$1	$7
Average loans receivable, net (1)	500,633	483,344	427,455
Multifamily:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	131,656	139,470	132,845
Commercial:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	363,108	393,382	408,688
Construction/land development:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	57,189	59,054	74,438
Business:	—%	—%	—%
Net charge-offs during period	$—	$—	$—
Average loans receivable, net (1)	17,747	28,302	32,539
Consumer:	(0.06)%	(0.03)%	(0.07)%
Net charge-offs during period	$(41)	$(22)	$(37)
Average loans receivable, net (1)	69,531	69,017	52,870
Total loans:	—%	—%	—%
Net charge-offs during period	$(40)	$(21)	$(30)
Average loans receivable, net (1)	1,139,864	1,172,569	1,128,835
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

At December 31, 2024, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. The Bank held three annuity contracts, totaling $2.5 million at both December 31, 2024 and 2023, as held-to-maturity (“HTM”) investments. These annuity contracts were purchased to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities, all which were classified as available-for-sale (“AFS”). These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2024, our AFS mortgage-backed securities portfolio included other “private label” mortgage-backed securities with a fair value of $21.0 million and an amortized cost of $21.9 million. The mortgage-backed securities portfolio had a weighted-average yield of 3.65% at December 31, 2024.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, SBA and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2024, the portfolio of government agency securities had a weighted-average yield of 6.12%.

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

    Corporate Bonds. The corporate bond portfolio is comprised of both fixed and variable rate securities, including sub-debt securities, issued by various financial institutions. At December 31, 2024, the corporate bond portfolio had a weighted-average yield of 4.72%.

Municipal Bonds. The municipal bond portfolio is comprised of taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.10% at December 31, 2024.

    Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own FHLB capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances.

The redemption of any excess stock we hold is at the discretion of the FHLB. During 2024, our FHLB stock holdings decreased by $674,000, primarily as a result of the $15.0 million decrease in our FHLB advances during the year. The carrying value of our FHLB stock totaled $5.9 million at December 31, 2024. During the years ended December 31, 2024 and 2023, we received dividends on our FHLB stock of $597,000 and $485,000, respectively.

For the year ended December 31, 2024, there were no calls or sales of investment securities and gross proceeds from the maturities of investments were $40.0 million, with no gains or losses recognized. During the year ended December 31, 2023, there were no calls or sales of investment securities and one maturity of a small balance mortgage-backed security.

AFS debt securities are considered impaired if the fair value is less than the amortized cost. On a quarterly basis, management evaluates impaired debt securities to determine if an ACL is required. If it is determined that a credit loss exists and an allowance is required, the credit loss on a debt security is measured as the difference between the amortized cost and the present value of the cash flows expected to be collected, limited by the amount of the impairment. For impaired debt securities that the Company does not intend to sell and it is not likely that it will be required to sell but does not expect to recover the entire security’s amortized cost basis, only the portion of the impairment representing a credit loss would be recognized in earnings. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment would be recognized through earnings. The Company considers many factors including the severity and duration of the impairment, economic circumstances, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent rating updates. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for a potential credit loss. The remaining impairment related to all other factors is recognized as a charge to other comprehensive income (“OCI”).

The Company had 107 and 123 securities in an unrealized loss position, with 100 and 113 of these securities in an unrealized loss position for 12 months or more at December 31, 2024 and 2023, respectively. Management does not believe that the unrealized losses at December 31, 2024 and 2023 were related to credit losses. The declines in fair market value of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no ACL was recorded with respect to AFS securities for the years ended December 31, 2024 and 2023. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2024. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions. The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	December 31, 2024
	One Year or Less		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$65,826	3.65%
Municipal bonds	—	—	1,194	2.39	8,112	2.60	21,816	1.91	31,122	2.10
U.S. government agencies	—	—	20	5.77	1,843	5.98	21,813	5.59	23,676	6.12
Corporate bonds	2,476	4.16	7,341	7.51	21,201	3.87	—	—	31,018	4.72
Total AFS	$2,476	4.16%	$8,555	6.82%	$31,156	3.65%	$43,629	3.65%	$151,642	3.90%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB are used to supplement the availability of funds from other sources and as a source of term funds to assist in the management of interest rate risk.

Our deposit composition reflects a mixture of various deposit products. We rely on marketing activities, customer service, and the availability of a broad range of products and services to attract and retain customer deposits.

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on account, and the interest rate, among other factors. When determining the terms for deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, maturity structures, deposit mix, customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. To align our deposit mix with lower cost funds, we consistently adjust our pricing to remain competitive with local market rates. As part of our strategy, we actively manage our deposit mix, and to complement local deposits, we may generate funds as needed through the wholesale market, which may involve brokered deposits. The Company had $47.9 million and $130.8 million of brokered deposits at December 31, 2024 and 2023, respectively. The Company may continue to utilize brokered deposits to supplement our retail deposits and contribute to our interest rate risk management efforts.

The following table sets forth our total deposit activity for the years indicated.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total deposits, beginning balance	$1,194,107	$1,170,040	$1,157,474
Increase (decrease) in retail deposits	20,183	18,163	(112,320)
(Decrease) increase in brokered funds	(82,890)	5,904	124,886
Net (decrease) increase in deposits	(62,707)	24,067	12,566
Total deposits, ending balance	$1,131,400	$1,194,107	$1,170,040

At December 31, 2024, deposits totaled $1.13 billion. We had $588.9 million of deposit accounts greater than the FDIC insurance amount of $250,000, representing 52.0% of our total deposits. Of this amount, $214.8 million were retail certificates of deposit. At December 31, 2023, $513.3 million, or 43.0%, of deposit accounts were greater than $250,000. At December 31, 2024, we held $78.9 million in public funds, of which $53.0 million exceeded $250,000. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2024. Certificates of deposit are categorized by their original term.

Weighted-Average Interest Rate	Product Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$80,772	7.1%
0.14	N/A	Interest-bearing demand	56,957	5.1
0.03	N/A	Savings	16,277	1.4
3.51	N/A	Money market	480,520	42.5

		Certificates of deposit, retail
5.07	Three months or less		14,329	1.3
4.82	Over three through six months		18,006	1.6
4.34	Over six through twelve months		66,622	5.9
4.38	Over twelve months		350,017	30.9
4.41		Total certificates of deposit, retail	448,974	39.7

4.33	Over six through twelve months	Brokered certificates of deposit	26,000	2.3
5.23	Over twelve months	Brokered certificates of deposit	21,900	1.9
—	N/A	Interest-bearing demand, brokered	—	—
—	N/A	Money market, brokered	—	—
4.74		Total brokered deposits	47,900	4.2

		Total deposits	$1,131,400	100.0%

Certificates of Deposit. The following table sets forth the amount and remaining maturities of certificates of deposit at December 31, 2024.

	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$3,805	$1,531	$422	$346	$237	$6,341
1.01 - 2.00%	4,249	267	—	—	—	4,516
2.01 - 3.00%	21,335	7,293	10,219	6,101	2,003	46,951
3.01 - 4.00%	3,838	14,127	3,753	136	—	21,854
4.01 - 5.00%	248,718	62,686	6,302	5,845	11,152	334,703
5.01 - 6.00%	77,713	4,796	—	—		82,509
Total	$359,658	$90,700	$20,696	$12,428	$13,392	$496,874

The following table provides the uninsured portion of our certificates of deposit at December 31, 2024, by their remaining maturity period.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$59,025
Over three months through six months	22,184
Over six months through twelve months	64,598
Over twelve months	68,972
Total	$214,779

Deposits by Type. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2024		2023		2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$80,772	7.1%	$100,899	8.4%	$119,944	10.3%
Interest-bearing demand	56,957	5.1	56,968	4.8	96,632	8.3
Savings	16,277	1.4	18,886	1.6	23,636	2.0
Money market	480,520	42.5	529,411	44.3	542,388	46.4
Certificates of deposit, retail:
0.00 - 1.00%	6,341	0.6	15,958	1.4	79,978	6.8
1.01 - 2.00%	4,516	0.4	15,866	1.3	51,486	4.4
2.01 - 3.00%	46,951	4.1	78,658	6.6	92,335	7.8
3.01 - 4.00%	21,854	1.9	14,865	1.2	37,793	3.2
4.01 - 5.00%	308,703	27.3	135,231	11.3	962	0.1
5.01 - 6.00%	60,609	5.4	96,575	8.1
Total certificates of deposit, retail	448,974	39.7	357,153	29.9	262,554	22.3
Brokered deposits:
3.01 - 4.00%	—	—	—	—	15,680	1.3
4.01 - 5.00%	26,000	2.3	9,760	0.8	74,088	6.3
5.01 - 6.00%	21,900	1.9	85,500	7.2	—	—
Total certificates of deposit, brokered	47,900	4.2	95,260	8.0	89,768	7.6
Interest-bearing demand, brokered	—	—	25,096	2.1	25,062	2.2
Money market, brokered	—	—	10,434	0.9	10,056	0.9
Total brokered deposits	47,900	4.2	130,790	11.0	124,886	10.7
Total deposits	$1,131,400	100.0%	$1,194,107	100.0%	$1,170,040	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB and, to a lesser extent, federal funds (“Fed Funds”) purchased to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to assist in the management of our interest rate risk by matching the duration of selected loan and investment maturities.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2024, our remaining FHLB credit capacity, based on total assets, was $397.6 million. However, based on the amount of collateral pledged to secure credit at the FHLB, our remaining collateral based capacity was $281.2 million and outstanding advances from the FHLB totaled $110.0 million. In addition, at December 31, 2024, we had supplemental funding sources of $69.7 million available at the FRB and $75.0 million available between two correspondent financial institutions.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. As of December 31, 2024, we had seven interest rate swaps with an aggregate notional amount of $100.0 million and a fair value gain of $6.3 million, as compared to eight interest rate swaps with an aggregate notional amount of $115.0 million and a fair value gain of $7.6 million at December 31, 2023. During the third quarter of 2024, a $15.0 million notional swap with a five-year maturity and a fixed rate of 1.44% matured and was not replaced. For additional information, see Item 1A. Risk Factors -“Risks Related to Market and Interest Rate Changes - If interest rate swaps we enter into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management,” and Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2024, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and KeyBank) controlled 71% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. The Bank’s share of aggregate deposits in the market area is less than 1%.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions compete with us for banking business in our market area. These institutions have substantially more resources than the Bank and, as a result, are able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, initiate extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low-cost deposits, and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

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

Workforce. At December 31, 2024, we had 135 full-time employees. Our employees are not represented by any collective bargaining group. The Company is committed to providing equality of opportunity in all aspects of employment through a comprehensive affirmative action plan that is updated annually. As of December 31, 2024, our workforce was 63.0% female and 37.0% male, and women held 51.9% of the Bank’s management roles. The average tenure of mid-level officers and managers is 5.2 years, and the average tenure of executive/senior level officers is 10.8 years. The ethnicity of our workforce was 62.3% White, 26.1% Asian, 3.6% Hispanic or Latino, 3.6% Black, 2.2% Two or More Races, 0.7% Native Hawaiian or Other Pacific Islander, and 1.4% undisclosed at December 31, 2024.

The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2024, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female	Minority (1)	Distribution by EEOC Job Classification

Executive / Senior level officers	41.7%	50.0%	8.7%
Mid-level officers and managers	54.8	31.0	30.4
Professionals	44.4	37.0	19.6
Sales workers	80.0	40.0	3.6
Administrative support	82.7	40.4	37.7
Total	51.9%	37.7%	100.0%
__________
(1) Includes employees self-disclosed as Asian, Black, Native Hawaiian or Other Pacific Islander, Hispanic or Latino, or Two or More Races.

Benefits. The Company offers competitive and comprehensive benefits to employees, emphasizing their health and well-being through various support programs. Eligible employees may have access to benefits such as health and life insurance, an employee assistance program, paid holidays, paid time off, and other applicable leave. Previously, the Company also provided a 401(k) savings plan and a profit-sharing plan; however, these programs were terminated at the end of the third quarter of 2024 in anticipation of the Global transaction. While the transaction was initially expected to be completed by the end of 2024, it is now anticipated to close in the second quarter of 2025.

Board of Directors. The Company’s Board of Directors is comprised of the Company’s Chief Executive Officer and Chief Financial Officer and five non-employee directors. The non-employee directors are represented by 60% female and 20% minority.

Training and education. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization and promotes training and continuing education as an ongoing function for employees. The Bank’s compliance training program provides annual training courses to ensure that all employees and officers know the rules applicable to their jobs.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and the Bank. As a bank holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. The Bank, a Washington-chartered commercial bank, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

In October 2022, the FDIC Board adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. Further, in November 2023, the FDIC Board adopted a final rule to implement a special assessment to banking organizations with total assets of $5.0 billion or more, to recover the estimated loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The special assessment was determined at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024. No banking organizations with total assets of under $5 billion were required to pay a special assessment.

Management cannot predict what FDIC assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment. The Bank paid $692,000 in FDIC assessments for the year ending December 31, 2024.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank did not elect to opt into the CBLR as of December 31, 2024.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2024, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth the Bank’s capital position at December 31, 2024 and 2023, based on FDIC thresholds to be well-capitalized.

	December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$155,602		$152,264

Tier 1 leverage capital	$160,671	11.16%	$158,629	10.18%
Tier 1 leverage capital requirement	72,011	5.00	77,936	5.00
Excess	$88,660	6.16%	$80,693	5.18%

Common equity tier 1	$160,671	15.40%	$158,629	14.90%
Common equity tier 1 capital requirement	67,831	6.50	69,220	6.50
Excess	$92,840	8.90%	$89,409	8.40%

Tier 1 risk-based capital	$160,671	15.40%	$158,629	14.90%
Tier 1 risk-based capital requirement	83,485	8.00	85,194	8.00
Excess	$77,186	7.40%	$73,435	6.90%

Total risk-based capital	$173,748	16.65%	$171,971	16.15%
Total risk-based capital requirement	104,356	10.00	106,493	10.00
Excess	$69,392	6.65%	$65,478	6.15%

    The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

    For a complete description of the Bank’s required and actual capital levels at December 31, 2024, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

At December 31, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB. At December 31, 2024, the Bank held $5.9 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and the Bank received $597,000 in dividends during the year ended December 31, 2024.

    The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in the value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 40.5% of regulatory capital. In addition, at December 31, 2024, the Bank’s loans on commercial real estate, as defined by the FDIC, were 300.8% of regulatory capital.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations that have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often are substantial and can exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2024, the Bank was in compliance with the reserve requirements in place at that time.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital plus surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior Board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital plus surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2024, the Bank was in compliance with these restrictions.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received an “outstanding” rating during its most recent CRA examination.

On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) established a framework allowing affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Federal banking agencies, including the FDIC, have implemented guidelines mandating that financial institutions develop, implement, and maintain administrative, technical, and physical safeguards to protect customer information. These guidelines emphasize risk management, particularly concerning information technology and third-party service providers. Additionally, the GLBA requires financial institutions to disclose their privacy policies to consumers, detailing information-sharing practices and providing options to opt out of certain disclosures.

In 2022, federal banking agencies adopted a rule introducing new notification requirements for banking organizations and their service providers concerning significant cybersecurity incidents. Banks must notify their primary federal regulator as soon as possible, and no later than 36 hours after identifying a computer-security incident that materially affects, or is reasonably likely to materially affect, the bank's operations, its ability to deliver services, or the stability of the financial sector. Service providers are required to inform affected banks promptly if they experience an incident that has materially disrupted, or is likely to disrupt, services for four or more hours.

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

Anti-Money Laundering, Bank Secrecy and Customer Identification.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations. As of now, the CFPB’s future remains uncertain, with ongoing discussions about potential restructuring or replacement by other regulatory framework.

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

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2024, First Financial Northwest did not repurchase any of its outstanding common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Taxation

    Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The tax years still open for review by the Internal Revenue Service are 2021 through 2024.

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

Net Operating Loss Carryovers. A financial institution may carry forward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2024.

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

    Joseph W. Kiley III, age 69, has held the positions of President and Chief Executive Officer at First Financial Northwest and First Financial Diversified Corporation since September 2013. Additionally, he has served as director of both First Financial Northwest and First Financial Diversified Corporation since December 2012. Since September 2012, Mr. Kiley has been the President, Chief Executive Officer and director of the Bank. His prior experience includes serving as President, Chief Executive Officer, and a director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s

Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is a director and past Chairman of the Board of Directors of the Washington Bankers Association and a member of the Community Bankers Council of the American Bankers Association. He previously served on the Board of Directors of the California Bankers Association (former Western Bankers Association) and its Executive Committee.

Richard P. Jacobson, age 61, has served as Chief Operating Officer of the Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified Corporation and the Bank since August 2013. In September 2013, he was appointed as a director for each of these entities. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 60, assumed the role of Senior Vice President and Chief Credit Officer of the Bank in December 2019. Prior to his official appointment, he had been serving in this capacity on an interim basis since November 2019, as well as during the period from August 2017 to December 2018. Preceding this role, Mr. Soh held the position of Senior Vice President and Chief Lending Officer at the Bank from October 2012 to December 2019. His earlier roles included Vice President and Loan Production Manager from August 2010 to October 2012. Before joining the Bank, Mr. Soh was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 35 years of experience in commercial banking.

Ronnie J. Clariza, age 44, was appointed Senior Vice President and Chief Risk Officer of the Bank in November 2013. Before this, he served as Vice President and Risk Management Officer of the Bank since May 2008. His tenure with the Bank began in 2003, initially holding the position of Assistant Vice President and Compliance Officer. Over the years, he has served in various compliance and internal audit roles with the Bank. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Enterprise Risk Management and Government Relations Committees for the California Bankers and Washington Bankers Associations, respectively. He has also participated in numerous working groups for the American Bankers Association and previously served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 65, has served as Chief Banking Officer of the Bank since December 2019, and was promoted to Executive Vice President in November 2023. She previously served as Chief Deposit Officer of the Bank from March 2014 to December 2019, and was appointed Senior Vice President in July 2014. Before her tenure at the Bank, Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014 and as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation, Renton Downtown Partnership, and Renton Area Youth and Family Services.

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

Our loans are primarily to businesses and individuals in the state of Washington with 88.6% of loans to borrowers or secured by properties located in Washington and 11.4% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, at December 31, 2024, our portfolio included $131.5 million, or 11.4% of loans to borrowers or secured by properties located in 42 other states and Washington, D.C., including $29.6 million, or 2.6% of loans, secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Furthermore, trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

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
•An increase in our allowance for credit losses on loans.
•Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
•Reduction in our low-cost or noninterest-bearing deposits.

A decline in local economic conditions could disproportionately affect our earnings and capital compared to larger financial institutions with more geographically diverse real estate loan portfolios. Because our loan portfolio is predominantly secured by real estate, deterioration in real estate markets could impair borrowers’ ability to repay loans and reduce the value of the underlying collateral. Real estate values are influenced by a range of factors, including economic conditions, government policies, natural disasters (e.g., fires, earthquakes, flooding and tornadoes), and trade-related pressures affecting construction costs or material availability. Liquidating significant collateral during a period of depressed real estate values could negatively impact our financial condition and profitability.

Adverse changes in the regional and general economy could reduce our growth rate, impair loan collections, and generally harm our financial condition and results of operations.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature, and as a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to Our Lending

Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans regardless of whether the property used as collateral is under a sales contract. At December 31, 2024, construction/land loans totaled $67.1 million, or 5.8% of our total loan portfolio. At December 31, 2024, $49.7 million were one-to-four family construction loans and $7.9 million were multifamily construction loans. We had no commercial construction loans at December 31, 2024. Land loans, which are loans made with land as security, totaled $9.6 million, or 0.8% of our total loan portfolio at December 31, 2024. Land loans include the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes, lines of credit secured by land, and land development loans.

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

Some builders have multiple outstanding loans with us, meaning problems with one loan pose a substantial risk to us. Moreover, certain construction loans do not require borrower payments during the term, accumulating interest into the principal. Thus, repayment depends heavily on project success and the borrower's ability to sell, lease, or secure permanent financing, rather than their ability to repay principal and interest directly. Misjudging a project's value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, involving cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes also might significantly impact construction loans, affecting end-purchaser borrowing costs, potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are hard to sell and often need completion for successful sales, complicating problem loan resolution. This might require additional funds or engaging another builder, incurring additional costs and market risks. Moreover, speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. At December 31, 2024, $49.7 million of our construction/land loans were for speculative construction loans.

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

All of our construction loans have a take-out commitment for a permanent loan with us. At December 31, 2024, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

Our current business strategy includes an emphasis on commercial real estate lending. This type of lending activity, while potentially more profitable than one-to-four family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2024, we had $374.4 million of commercial real estate loans, representing 32.3% of our total loan portfolio and $126.3 million of multifamily loans, representing 10.9% of our total loan portfolio.

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

    The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank had a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 300.8% of total capital at December 31, 2024. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

At December 31, 2024, $217.4 million, representing 43.3% of our one-to-four family residential loan portfolio and 18.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties. The repayment of such loans relies predominantly on the tenant's consistent rental payments to the borrower, who in turn is our client. In instances where the property owner fails to secure a tenant, repayment becomes contingent on the owner's capacity to service the loan without rental income. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties, can negatively impact the collateral property values, heightening potential losses for lenders. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. At December 31, 2024, we had 123 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $175.6 million.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2024, $502.0 million, or 43.5% of our total loan portfolio, was secured by first liens on one‑to‑four family residential properties. In addition, at December 31, 2024, our home equity lines of credit totaled $12.6 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements and, therefore, are not immediately salable to Fannie Mae or Freddie Mac, because such loans exceed the maximum balance allowable for sale (generally $647,000 to $891,000 for single‑family homes in our primary market areas in 2024). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

To meet our growth objectives, we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.

To achieve our desired loan portfolio growth, we have actively pursued and may continue seeking opportunities to originate or purchase loans outside of our market area, whether individually, through participations, or in bulk or “pools.” Prior to purchase, we perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards. Although we anticipate acquiring loans with customary limited indemnities, this approach exposes us to heightened risks, particularly when acquiring loans in unfamiliar geographic areas or of a type where our management lacks substantial prior experience. Monitoring such loans also may pose greater challenges for us. Further, when determining the purchase price for these loans, management will make certain assumptions, including, but not limited to, how borrowers will prepay their loans, the real estate market, and our ability to successfully manage loan collections and, if necessary, dispose of acquired real estate through foreclosure. To the extent that our underlying assumptions prove inaccurate or undergo unexpected changes, such as an unanticipated decline in the real estate market, the purchase price paid could exceed the actual value, resulting in a lower yield or a loss of some or all of the loan principal. For instance, purchasing loan "pools" at a premium and experiencing earlier-than-expected loan prepayments would yield lower interest income than initially projected. Our success in increasing our loan portfolio through loan purchases depends on our ability to price the loans properly and relies on the economic conditions in the geographic areas where the underlying properties or collateral for the acquired loans are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2024, our loan portfolio included $83.4 million, constituting 7.2% of total loans, in counties located within Washington State but outside of our primary market area. In addition, our portfolio included $131.6 million, or 11.4% of total loans, of loans located outside of Washington State.

If the lead institutions on our loan participation agreements do not keep us informed about the changes in credit quality on the underlying loans in a timely manner, we could be subject to misstatement in our ACL, or possibly losses on these loans.

Under our participation agreements, the lead institution bears the responsibility of acquiring pertinent credit information concerning the associated loans. Failure to promptly relay to us any credit deterioration in these loans could lead to inaccuracies in grading these loans, consequently resulting in an understatement of our ACL. In scenarios where credit deterioration occurs without timely information reaching us, our ACL might not accurately reflect the loan risks. Substantial credit downgrades, if not adequately accounted for in our ACL, could potentially lead to losses on these loans. At December 31, 2024, we had $18.0 million in loan participations in which we were not the lead lender.

We engage in classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

    Classic and collectible car values are affected by availability and demand; however, due to the unique nature, estimated values often differ from listed values. Therefore, loan approval for these assets is predominantly based on the borrower’s ability to repay. A classic or collectible car as collateral also presents unique risks because of its high value and susceptibility to rapid relocation, as well as the potential for significant loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a limited number of nonperforming loans could have a significant negative impact on the overall value of our loan portfolio. Liquidating a significant number of classic or collectible cars during periods of reduced values could adversely affect our financial condition and profitability. At December 31, 2024, our loan portfolio included $59.6 million in classic and collectible car loans.

Our ACL for loans may prove to be insufficient to absorb losses in our loan portfolio. Future additions to our ACL for loans, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an ACL for loans to reserve for estimated potential losses on loans from defaults, and represents management's best estimate of expected credit losses over the life of the loan portfolio. Determining the appropriate level of the ACL for loans involves estimating future losses at the time a loan is originated or acquired, incorporating a broader range of information and future economic scenarios. The determination of the appropriate level of the ACL for loans inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ACL for loans, we review loans and our historical loss and delinquency experience and evaluate economic conditions. Management also recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL for loans may be insufficient to absorb credit losses without significant additional provisions. If our assumptions are incorrect, our ACL for loans may not be sufficient to cover actual losses, resulting in additional provisions for credit losses on loans to replenish the ACL for loans. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans. In addition, bank regulatory agencies periodically review our ACL for loans. Based on their assessment, they may require increased provisions or loan charge-offs. Any increase in the provision for credit losses on loans affects net income and could materially impact our financial condition, results of operations, and capital.

Risks Related to Market and Interest Rate Changes

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies, particularly the Federal Reserve. Increases in interest rates could reduce our net interest income, weaken the housing market by curbing refinancing activity and home purchases, and negatively affect the broader U.S. economy, potentially leading to slower economic growth or recessionary conditions.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage this risk effectively, our business, financial condition and results of operations could be materially affected.

Our net interest margin, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, can be adversely affected by interest rate changes. While yields on assets and costs of liabilities tend to move in the same direction, they may do so at different speeds, causing the margin to expand or contract. As our interest-bearing liabilities often have shorter durations than our interest-earning assets, a rise in interest rates may lead to funding costs increasing faster than asset yields, compressing our net interest margin. Additionally, changes in the slope of the yield curve, such as flattening or inversion, can further pressure our margins as funding costs rise relative to asset yields. Conversely, falling rates can increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.

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

In addition, a portion of our adjustable-rate loans include interest rate floors that prevent the loan’s contractual interest rate from falling below a specified level. At December 31, 2024, 61.5% of our net loans were comprised of adjustable-rate loans. At that date, $398.2 million, or 56.0%, of these loans with an average interest rate of 5.02% were at their floor interest rate. The presence of interest rate floors can increase income during periods of declining interest rates, as the rates on these loans cannot adjust downward below the floor. However, this benefit is subject to the risk that borrowers may refinance these loans to take advantage of lower rates. Furthermore, when loans are at their floor interest rates, our interest income may not increase as quickly as our cost of funds during periods of increasing interest rates, which could materially and adversely affect our results of operations.

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

While we employ asset and liability management strategies to mitigate interest rate risk, unexpected, substantial, or prolonged rate changes could materially affect our financial condition, liquidity and results of operations. Also, our interest rate risk models and assumptions may not fully capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

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

As of December 31, 2024, we had interest rate swaps outstanding with an aggregate notional amount of $100.0 million. At December 31, 2024, the fair value of our interest rate swaps was $6.3 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

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

The majority of our corporate bond portfolio is comprised of subordinated debentures and bonds issued by other financial institutions. If the market perception of any of these financial institutions or the financial institutions industry in general deteriorates, we will see additional declines in the value of the securities issued by the financial institutions, and it will adversely impact our financial condition. Further, if any of these financial institutions fail, we will suffer losses that will adversely impact our financial condition and results of operations.

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

The USA PATRIOT Act and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions. Additionally, any perceived or actual failure to prevent money laundering or terrorist financing activities could significantly damage our reputation. These outcomes could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risks we face. These risks include liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risks, among others. We also maintain a compliance program designed to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. Although we continuously assess and improve these programs, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business financial condition and results of operations could be materially adversely affected.

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

One such significant change was the implementation of the CECL model. Under the CECL model, financial assets carried at amortized cost, such as loans and HTM debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

Risks Related to Cybersecurity, Data and Fraud

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Even though we have no knowledge of any of these events affecting the system we operate and control, our risk and exposure to these matters remains heightened and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. As of the date of this filing, we have not had any material breaches.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions. Even though we had no major system failures in 2024, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third- party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.

Mitigate these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

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

We rely on numerous external vendors to provide products and services necessary for our day-to-day operations. Accordingly, our operations are exposed to risks associated with vendor performance under service level agreements. If a vendor fails to meet its contractual obligations due to changes in its organizational structure, financial condition, support for existing products and services, strategic focus, or any other reason, our operations could be disrupted, potentially causing a material adverse impact on our financial condition and results of operations. Furthermore, we could be adversely affected if a vendor agreement is not renewed or is renewed on terms less favorable to us. Regulatory agencies also require financial institutions to remain accountable for all aspects of vendor performance, including activities delegated to third parties. Additionally, disruptions or failures in the physical infrastructure or operating systems supporting our business and customers, or cyber-attacks or security breaches involving networks, systems, or devices used by our customers to access our services, could lead to client attrition, regulatory fines or penalties, reputational damage, reimbursement or compensation costs, and increased compliance expenses. Any of these outcomes could materially and adversely affect our financial condition and results of operations.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals, payments on debt obligations, and other cash commitments under both normal operating conditions and unpredictable circumstances, including events causing industry or financial market stress. An inability to raise funds through deposits, borrowings, loan and investment security sales, or other sources could severely impact our liquidity. We rely on customer deposits and, at times, borrowings from the FHLB of Des Moines and other wholesale funding sources to fund operations. Deposit flows and loan and mortgage-related security prepayments are strongly influenced by external factors, such as interest rate trends (both actual and perceived) and market competition. Changes to the FHLB of Des Moines’s lending policies or underwriting guidelines may limit our ability to borrow and adversely affect our liquidity. Although we have historically been able to replace maturing deposits and borrowings, future replacements may be challenging due to changes in our financial condition, the FHLB of Des Moines’s condition, or broader market disruptions. Our access to adequate funding could also be impaired by factors affecting us specifically or the financial industry generally, such as financial market disruptions, negative perceptions of the financial services sector, or deteriorating credit markets. Additional challenges to liquidity could arise from reduced business activity in our core markets, adverse regulatory actions, or negative operating results. Any significant decline in funding availability could impede our ability to originate loans, invest in securities, meet expenses, or fulfill obligations such as repaying borrowings and meeting withdrawal demands, potentially resulting in a material adverse impact on our business, financial condition, and results of operations.

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

    Competition for qualified employees in the banking industry is intense, with a limited pool of candidates experienced in community banking. Our success relies on attracting and retaining skilled management, loan origination, finance, administrative, marketing, and technical personnel, as well as on the continued contributions of key executives, including our President, and other critical employees. Losing any of these individuals could result in a challenging transition period and negatively impact our operations. Additionally, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age. The loss of these key personnel or directors nearing retirement without suitable replacements could adversely affect our business.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

    First Financial Northwest is an entity separate and distinct from our principal subsidiary, the Bank, and derives substantially all of its revenue at the holding company level in the form of dividends from the Bank. Accordingly, First Financial Northwest is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements, including the capital conservation buffer requirement. In the event the Bank is unable to pay dividends to First Financial Northwest, it may not be able to pay dividends on its common stock or repurchase its stock.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders regarding their environmental, social, and governance (“ESG”) practices and disclosures. Investor advocacy groups, investment funds, and influential investors are particularly focused on issues related to the environment, health and safety, diversity, labor conditions, human rights, and corporate governance. While current trends suggest rising ESG-related compliance costs, a potential shift in government policy under a new administration could lead to a rollback of certain ESG-related regulations, potentially easing compliance burdens and reducing operational costs. However, failure to adapt to evolving regulatory requirements, or to meet the expectations of investors and other stakeholders, could still negatively impact our reputation, hinder our ability to do business with key partners, and affect our stock price. Furthermore, even with a potential reduction in government oversight, private-sector entities, including advocacy groups and institutional investors, may continue to demand greater transparency, requiring companies to navigate a more fragmented and potentially inconsistent landscape of voluntary reporting, due diligence, and disclosure obligations.

Risks Related to the Pending Global Transaction

Failure to complete the Global transaction could negatively impact the Company.

If the Global transaction is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Global transaction, without realizing any of the anticipated benefits of completing the Global transaction. Additionally, if the Global P&A Agreement is terminated, the market price of the Company common stock could decline to the extent that current market prices reflect a market assumption that the Global transaction will be beneficial and will be completed. The Company could also be subject to litigation related to any failure to complete the Global transaction or to proceedings commenced against the Company to perform its obligations under the P&A Agreement. If the P&A Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $9.4 million to Global. Additionally, the Company has incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the P&A Agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the proxy statement, and all filing and other fees paid in connection with the Global transaction. If the Global transaction is not completed, the Company would have to pay these expenses without realizing the expected benefits of the Global transaction.

The Company will be subject to business uncertainties and contractual restrictions while the Global transaction is pending.

Uncertainty about the effect of the Global transaction on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Global transaction is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, due to certain restrictions in the P&A Agreement on the conduct of business prior to completing the Global transaction, we may be unable, during the pendency of the Global transaction to pursue certain actions, even if such actions would prove beneficial, and we may have to forgo certain opportunities we might otherwise pursue.

The P&A Agreement may be terminated in accordance with its terms and the Global transaction may not be completed.

The P&A Agreement is subject to a number of conditions which must be fulfilled in order to complete the Global transaction. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Global transaction may not be completed. In addition, the parties can mutually decide to terminate the P&A Agreement at any time or Global or the Company may elect to terminate the P&A Agreement in certain other circumstances.

Item 1B. Unresolved Staff Comments

First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management and strategy are integrated into our enterprise-wide risk management (“ERM”) program, which leverages a "three lines of defense" model to manage risk within the organization. Such model incorporates 1) day-to-day/operational activities and controls that are managed at the business unit level; 2) identification, measurement and mitigation of inherent security risks via the use of internal control and cybersecurity maturity frameworks, operating policies, independent monitoring, risk management and compliance oversight; and 3) internal audit designed to provide objective and independent validation of the design and operating effectiveness of cybersecurity and information security controls. Technology risk (including cybersecurity and overall operational risk) is a key focus for the Company. We use a combination of manual and automated methods along with internal and external resources, to monitor, measure and mitigate cybersecurity risks.

Effective risk mitigation dependents on a robust risk assessment process that identifies, measures, controls, and monitors cybersecurity threats. These threats include any unauthorized activities within the Company's information systems that could compromise the confidentiality, integrity, or availability of data. The Company's Information Security Program incorporates a comprehensive information security risk assessment, which includes:

•Identification of reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of confidential information or information systems.
•Evaluation of the likelihood and potential damage of these threats, considering data sensitivity.
•Assessment of the sufficiency of existing policies, procedures, information systems, and other controls in mitigating risks.

The risk assessment process helps identify assets requiring additional risk reduction strategies and involves regular internal and third-party security assessments.

In designing our Information Security Program, we refer to established industry frameworks, particularly those of the Federal Financial Institutions Examination Council (“FFIEC”) and the National Institute of Standards and Technology (“NIST”). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity, and availability of sensitive information and systems. NIST is part of the U.S. Department of Commerce and among other initiatives, develops cybersecurity standards, guidelines, and other resources to meet the needs of U.S. industry, federal agencies and the broader public. Activities range from producing specific information that organizations can put into practice immediately to longer-term research that anticipates advances in technologies and future challenges.

These frameworks inform the design of our security controls and risk mitigation strategies. While we believe our Information Security Program is well-designed, cyber threats continue to evolve. Consequently, despite our efforts, the Company's cybersecurity strategy may not be sufficient to prevent all incidents. No system is entirely secure, and the Company may not be able to anticipate or prevent every security breach. For additional information on how cybersecurity risk may affect the Company's business strategy, results of operations or financial condition, please refer to Item IA. Risk Factors - Risks Related to Cybersecurity, Data and Fraud.

The Company uses a cross-functional approach to identify, prevent, and mitigate cybersecurity threats and incidents. We have established controls and procedures for the timely escalation of cybersecurity incidents, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our Cybersecurity Incident Response Plan outlines the steps the Company will take to respond to a cybersecurity incident, and includes an Incident Response Team (“IRT”) responsible for addressing and coordinating all aspects of the Company's response to cybersecurity events. The IRT follows established procedures for addressing unauthorized access to confidential information and may consult external experts, including legal counsel. An escalation process helps ensure appropriate reporting at both the management and Board of Directors levels.

Governance

Our Board of Directors annually reviews the Company’s Risk Management Statement, which defines key risk categories and associated metrics monitored quarterly by Management and reported to the Audit/Compliance/Risk (“ACR”) Committee of the Board and the Board of Directors. Management regularly assesses inherent risk, mitigating controls, residual risk and emerging risk for each key risk category, inclusive of cybersecurity threats.

The Company's governance and oversight of cybersecurity risks are facilitated through our Information Security Program, which establishes administrative, technical, and physical safeguards to protect confidential client information in accordance with FDIC and FFEIC regulations. The program is tailored to align with the Company's risk profile, operational complexity, and strategic objectives.

We maintain relevant in-house cybersecurity expertise, led by the Bank's Information Security Officer (“ISO”), who reports directly to the Bank’s Chief Risk Officer (“CRO”). The ISO oversees cybersecurity-related activities, including risk assessments, service provider oversight, incident response, business continuity, staff training, and security program adjustments based on evolving threats. The ISO has more than 20 years of information security experience at financial institutions as well as information security consulting firms, and maintains various cybersecurity and IT audit professional certifications. The ISO works in partnership with the Company’s Information Technology department and is supported by both internal and external information technology and information security tools, resources and staff.

Both the CRO and ISO provide routine reports to various management committees and at the Board level—namely the ACR Committee and the Board of Directors—regarding the overall status of the Information Security Program. Such reporting encompasses various aspects, such as risk assessment, risk management and control decisions, service provider arrangements, results of independent testing, cybersecurity incidents or violations and Management's responses, and recommendations for changes to the Information Security Program. The Board of Directors plays a crucial role, annually reviewing and approving our Information Security Program. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing Management's reporting on program effectiveness. Additionally, the Board of Directors' Corporate Governance/Nominating Committee considers information technology and cybersecurity expertise when assessing potential director candidates to enhance the Board of Directors’ ability to oversee these critical areas.

Item 2. Properties

The corporate office for the Company is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full-service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2024, the Bank had 13 leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, Kirkland, University Place, Gig Harbor, and Issaquah. The lending division operations of the Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. The lease terms for our branch properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 9 - “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2024, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

                            PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of March 18, 2025, there were approximately 439 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

As of December 31, 2024, our Board of Directors had declared 45 consecutive quarterly cash dividends on our common stock. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. The Company’s Board of Directors decided after the June 2024 dividend payment to suspend any further quarterly cash dividends due to the pending asset sale to Global. If the Global transaction does not close and future payments of dividends are declared, these payments may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The following table represents First Financial Northwest common shares repurchased during the fourth quarter ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan(2)
October 1 - October 31, 2024	33,959	$23.00	—	—
November 1 - November 30, 2024	—	—	—	—
December 1 - December 31, 2024	—	—	—	—
	33,959	23.00	—

(1) All shares reported in this column represents shares withheld by the Company to satisfy the exercise costs and tax withholding requirements due upon exercise of vested non-qualified stock options, which were not deemed to be repurchased pursuant to the publicly announced stock repurchase program.

(2) As of the three months ended December 31, 2024, the Company did not have any publicly announced stock repurchase program in place.

Equity Compensation Plan Information

    The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2024 and 2023, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. The Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as seven retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and two retail branches in Pierce County, Washington at December 31, 2024. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities.
The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. Our business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. During 2024, loan repayments outpaced loan originations, refinances and purchases, resulting in a decrease of $35.7 million in net loans receivable with a balance of $1.14 billion at December 31, 2024.

We continued to geographically expand our loan portfolio through purchases of consumer classic and collectible car loans outside of our primary market area. During 2024, we added $17.3 million to our loan portfolio from loan purchases.

At December 31, 2024, our portfolio included $131.5 million in loans to borrowers, with $57.4 million of consumer classic and collectible car loan purchased and $74.1 million secured by real estate and other collateral located in 47 other states, along with Washington, D.C. As of December 31, 2024, the largest concentrations were in California, Florida, Oregon, Texas, and Alabama, totaling $29.6 million, $10.8 million, $10.6 million, $10.4 million and $7.6 million of loans, respectively.

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

    Net income for the year ended December 31, 2024 was $1.1 million, or $0.12 per diluted share, compared to $6.3 million, or $0.69 per diluted share, for the year ended December 31, 2023. The primary contributor to this decrease was a $5.8 million decline in net interest income, which resulted from a $5.0 million increase in interest expense and a $788,000 decrease in interest income. In addition, we recorded a recapture of the provision for credit losses of $50,000 in 2024, compared to a $208,000 recapture in 2023, primarily due to updates to economic forecasts used for loans and unfunded commitments, a decline in loan portfolio balances, changes in loan portfolio composition and characteristics. The decrease in net income was further impacted by a $1.0 million increase in noninterest expense, partially offset by a $23,000 increase in noninterest income.

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

As our loan portfolio increases, or due to an increase for expected losses in our loan portfolio, our ACL may increase, resulting in a decrease to net interest income after the provision for credit losses. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to ACL due to loan growth or an increase in expected loan losses. For the year ended December 31, 2024, the Company recorded a recapture of provision in the amount of $50,000.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management services and is also affected by any net gain or loss on sales of investment securities. Our noninterest income increased $23,000 during the year ended December 31, 2024, compared to 2023, primarily attributable to increases in BOLI income, wealth management revenue and loan related fees, partially offset by decreases in deposit account related fees and other miscellaneous income.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans, including transaction expenses related to the pending Global transaction. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of leas expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities.

Our noninterest expense for the year ended December 31, 2024 totaled $36.7 million, compared to $35.7 million for the year ended December 31, 2023. The year-over-year increase was primarily due to an increase in professional fees, data processing and salaries and employee benefits, partially offset by lower marketing and other general and administrative expenses and regulatory assessments.

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

Allowance for Credit Losses. Management recognizes that credit losses may occur over the life of an asset and that the ACL must be maintained at a level necessary to cover estimated credit losses over the life of an exposure. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost using the relevant information about the past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Our methodology for analyzing the ACL comprises two components: the general allowance and the specific allowance. The general allowance establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors ("Q-Factors") adjust expected loss rates for current and forecasted conditions. The Q-Factor methodology involves a blend of quantitative analysis and management judgment, reviewed quarterly. Specific allowances arise when individual loans exhibit unique risk characteristics, leading to an impairment analysis. If management believes that scheduled principal and interest payments will not be fully paid, and the recorded investment is less than the market value of the collateral, a specific reserve is established in the ACL for the loan. The specific reserve amount is calculated using current appraisals, listed sales prices, and other available information. This analysis is subject to inherent subjectivity, relying on estimates that may be revised as more information becomes available.

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

We believe that the ACL is a critical accounting estimate because it is highly susceptible to change from period‑to‑period requiring management to make assumptions about expected credit losses of the loan portfolio. The impact of a large, unexpected loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. “Risk Factors – Risks Related to Our Lending - Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Assets. The following table details the changes in the composition of our assets at December 31, 2024 from December 31, 2023.

	Balance at December 31, 2024	Balance at December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Cash on hand and in banks	$9,535	$8,391	$1,144	13.6%
Interest-earning deposits with banks	36,182	22,138	14,044	63.4
Investments AFS, at fair value	151,642	207,915	(56,273)	(27.1)
Investments HTM, at amortized cost	2,468	2,456	12	0.5
Loans receivable, net	1,140,186	1,175,925	(35,739)	(3.0)
FHLB stock, at cost	5,853	6,527	(674)	(10.3)
Accrued interest receivable	6,108	7,359	(1,251)	(17.0)
Deferred tax assets, net	2,582	2,648	(66)	(2.5)
Premises and equipment, net	18,166	19,667	(1,501)	(7.6)
BOLI	38,950	37,653	1,297	3.4
Prepaid expenses and other assets	9,676	10,478	(802)	(7.7)
Right of use asset (“ROU”), net	2,357	2,617	(260)	(9.9)
Goodwill	889	889	—	—
Core deposit intangible, net	295	419	(124)	(29.6)
Total assets	$1,424,889	$1,505,082	$(80,193)	(5.3)%

The $80.2 million decrease in total assets during 2024 was primarily a result of declines in our investments AFS and loan portfolio of $56.3 million and $35.7 million, respectively. Additional factors contributing to the change in our assets are described below.

Interest-earning deposits with banks. Interest-earning deposits with banks, consisting primarily of funds held at the FRB, increased by $14.0 million from December 31, 2023 to December 31, 2024. This increase was a result of a decline in loan demand and the decision not to reinvest proceeds from investment maturities, leading to excess funds being deposited into our interest-earning overnight accounts. These funds are readily available for use in meeting our financial obligations.

Investments available-for-sale. During 2024, investments AFS decreased $56.3 million, primarily due to the maturity of $40.0 million of investments and principal payments on mortgage-backed securities. No investments securities were purchased during 2024. Proceeds from investment maturities were used to supplement our funding needs, including paying off brokered deposits as they matured.

The effective duration of our securities portfolio increased to 3.84% at December 31, 2024, as compared to 3.43% at December 31, 2023. Effective duration measures the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased by $35.7 million during 2024 to $1.14 billion. During the year ended December 31, 2024, business loans decreased $16.9 million, multifamily loans decreased $11.8 million, one-to-four family loans decreased $11.2 million, and commercial real estate loans decreased $3.5 million. Partially offsetting these decreases were increases in construction/land loans of $6.2 million and consumer loans of $1.2 million, of which $962,000 were classic and collectible car loans.

During 2024, we supplemented our loan originations by purchasing $16.9 million of performing classic and collectible car loans. These purchases reflect our efforts to diversify our loan portfolio with loans meeting our investment and credit quality objectives.

At December 31, 2024, the Bank had $842,000 of nonaccrual loans. Nonaccrual loans as a percentage of total loans increased to 0.07% at December 31, 2024, from 0.02% at December 31, 2023. Adversely classified loans, defined as substandard or below, decreased to $33.0 million at December 31, 2024, from $46.1 million at December 31, 2023. This decrease was primarily due to $4.3 million in principal paydowns and loan payoffs, as well as upgrades of two commercial real estate loans with an aggregate balance of $9.2 million from substandard to pass, following improvements in these loans’ collateral values. The Bank is monitoring these loans closely and does not expect to incur any loss.

The following table presents a breakdown of our nonaccrual loans at the dates indicated.

	December 31,		$ Change
	2024	2023
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to-four family residential	$299	$—	$299
Consumer	543	220	323
Total nonaccrual loans	$842	$220	$622

The Bank did not foreclose on any properties during 2024 or 2023. There was no LIP related to nonperforming loans at December 31, 2024 and 2023. The level of our nonperforming assets reflects the modest risk profile of our loan portfolio and our commitment to promptly identifying any problem loans and taking prompt actions to turn nonperforming assets into performing assets.

Allowance for credit losses. We believe that we use the best information available to establish the ACL, and that the ACL as of December 31, 2024 was adequate to cover the expected credit losses at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ACL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ACL was $15.1 million at December 31, 2024, compared to $15.3 million at December 31, 2023, with both balances attributable solely to the loan portfolio. The ACL represented 1.30% of total loans receivable at December 31, 2024 as compared to 1.28% of total loans receivable at December 31, 2023. There was no ACL recorded for securities as of December 31, 2024 and 2023. The following table details activity and information related to the ACL for the years ended December 31, 2024 and 2023.

	At or For the Years Ended December 31,
	2024	2023
	(Dollars in thousands)
ACL balance at beginning of year	$15,306	$15,227
Adjustment for adoption of Topic 326	—	500
Recapture of provision for credit losses - loans	(200)	(400)
Charge-offs	(41)	(22)
Recoveries	1	1
ACL balance at end of year	$15,066	$15,306

ACL as a percent of total loans	1.30%	1.28%
ACL as a percent of nonaccrual loans	1,789.31%	6,957.27%
Total nonaccrual loans	$842	$220
Nonaccrual loans as a percent of total loans	0.07%	0.02%
Total loans receivable	$1,155,252	$1,191,231
Total loans originated	195,458	181,156

Intangible assets. As a result of the Branch Acquisition in 2017, we recognized goodwill of $889,000 and a CDI of $1.3 million. The Company performed an impairment analysis at December 31, 2024, and determined that no impairment of goodwill and CDI existed. However, if adverse economic conditions or a decrease in the Company’s stock price and market capitalization were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill.

The CDI was provided by a third-party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount is amortized into noninterest expense on an accelerated basis over ten years and had a balance of $295,000 at December 31, 2024.

Deposits. During the year ended December 31, 2024, deposits decreased $62.7 million from December 31, 2023. Details of deposit balances and their concentrations are as follows:

	December 31,
	2024		2023
	(Dollars in thousands)
Noninterest-bearing demand deposits	$80,772	7.1%	$100,899	8.4%
Interest-bearing demand deposits	56,957	5.1	56,968	4.8
Savings	16,277	1.4	18,886	1.6
Money market	480,520	42.5	529,411	44.3
Certificates of deposit, retail	448,974	39.7	357,153	29.9
Brokered deposits (1)	47,900	4.2	130,790	11.0
Total deposits	$1,131,400	100.0%	$1,194,107	100.0%
____________
(1) Brokered deposits at December 31, 2024 were all certificates of deposit. Brokered deposits at December 31, 2023, were comprised of $95.2 million of certificates of deposit, $25.1 million of interest-bearing demand deposits, and $10.4 million of money market deposits.

The decline in deposits during 2024 was primarily the result of a $154.5 million decrease in the aggregate of brokered deposits, money market accounts, savings accounts, interest-bearing demand and noninterest-bearing demand accounts, partially offset by a $91.2 million increase in retail certificates of deposit due in large part to promotions of these products. During 2024, management chose to reduce reliance on funds from the wholesale markets due to decreases in the loan portfolio and overall loan demand. If loan demand increases and retail deposits are not sufficient to meet our financial obligations, we may reconsider the use of brokered deposits as an alternative funding source. While the rates paid on brokered deposits are generally higher than retail deposits obtained through our branch network, brokered deposit customers do not have the ability to withdraw these deposits, making such deposits very valuable in times of volatility in the banking industry.

At December 31, 2024 and December 31, 2023, we held $78.9 million and $85.8 million in public funds, of which $42.8 million and $39.4 million were retail certificates of deposits, respectively. These funds were secured with the Washington State Public Deposit Protection Commission by $28.8 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk, to leverage our balance sheet and to supplement our deposits. FHLB advances at December 31, 2024 were $110.0 million compared to $125.0 million at December 31, 2023. At December 31, 2024, our FHLB advances consisted of $25.0 million of fixed-rate three-month advances that renew quarterly, $75.0 million of fixed-rate one-month advances that renew monthly, all of which are utilized in cash flow hedge agreements, as described below, and $10.0 million of overnight FHLB advances. The availability of overnight FHLB advances provides us with flexibility to adjust the level of our borrowings as our funding needs change, consistent with our asset/liability objectives. Average borrowings during 2024 were $126.9 million. At December 31, 2024, all of our FHLB advances were due to mature within one month.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank enters into interest rate swap agreements with qualified institutions designated as cash flow hedge instruments. At December 31, 2024, the Bank had seven interest rate swap agreements as compared to eight interest rate swap agreements at December 31, 2023. During the third quarter of 2024, a $15.0 million notional swap with a five-year maturity and a fixed rate of 1.44% matured and was not replaced. As of December 31, 2024, our interest rate swap agreements had an aggregate notional amount of $100.0 million, with individual notional amounts ranging from $10.0 million to $15.0 million, a weighted-average remaining term of 2.3 years and a weighted-average fixed rate of 1.93%. The remaining maturity of these agreements is from six months to 4.8 years.

Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding Secured Overnight Financing Rate (“SOFR”) index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2024, we recognized a $6.3 million fair value asset as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Total stockholders’ equity was $161.6 million at December 31, 2024, a slight decrease from $161.7 million at December 31, 2023. Decreases to stockholders’ equity were due to the payment of shareholder cash dividends of $0.26 per share, reducing retained earnings by $2.4 million, and a $2.0 million decrease in additional paid-in-capital from the cancellation of stock awards. These decreases were partially offset by $1.1 million of net income, $241,000 in stock-based compensation recognized as additional paid-in-capital over the vesting periods of the stock awards, a $1.4 million decrease in accumulated other comprehensive loss, net of tax, resulting from increases in the fair value of AFS investments (partially offset by decreases in the value of our derivative portfolio), and a $1.5 million increase in additional paid-in capital due to the exercise of stock options.

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

Net Interest Income. Net interest income in 2024 was $34.8 million, a $5.8 million or 14.3% decrease from $40.5 million in 2023, resulting from a $788,000 decrease in interest income and a $5.0 million increase in interest expense. The decrease in interest income was primarily due to the $70.0 million decrease in the average balance of interest-earning assets, partially offset by the increase in average yield on interest-earning assets to 5.66% for the year ended December 31, 2024, from 5.44% for the year ended December 31, 2023, a result of increases in market interest rates during the year. The average cost of interest-bearing liabilities increased to 3.63% for the year ended December 31, 2024, from 3.05% for the year ended December 31, 2023, as a result of the persistently elevated short-term interest rates and the change in the Company’s deposit mix. In 2024, due to a decline in loan demand, we decreased the usage of brokered deposits to meet our funding needs, resulting in a $91.0 million decrease in the average balance of these deposits. Also, our average balance of lower-costing interest-bearing demand deposits and savings deposits decreased $23.6 million and $2.9 million, respectively. These decreases were partially offset by an increase in higher-costing money market accounts and retail certificates of deposit of $8.6 million and $50.3 million, respectively, due in large part to promotions of these accounts in 2024. As a result of this shift in our deposit mix, our net interest margin decreased to 2.54% for the year ended December 31, 2024, from 2.82% for the year ended December 31, 2023. For more information, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,139,864	5.87%	$1,172,569	5.71%	$3
Investments	173,276	4.26	213,261	3.97	(1,086)
Interest-earning deposits	47,723	5.12	44,684	5.06	183
FHLB stock	6,614	9.03	6,857	7.07	112
Total interest-earning assets	$1,367,477	5.66%	$1,437,371	5.44%	$(788)

During the year ended December 31, 2024, interest income on net loans receivable remained unchanged from the prior year. The average loan yield increased to 5.87% from 5.71%, while the average balance of loans receivable decreased $32.7 million, primarily due to loans originated or refinanced at higher rates or adjusted upward in this rising rate environment.

Interest income on investments AFS decreased $1.1 million during 2024, due to a $40.0 million decrease in the average balance of investments, as proceeds from maturing investments were not reinvested. This decrease was partially offset by a 29 basis point increase in yield on investments AFS to 4.26% from 3.97% in the prior year. More than half of our investment portfolio was comprised of variable rate securities that repriced during the elevated interest rate environment of 2024.

Interest income on interest-earning deposits increased $183,000 during the year ended December 31, 2024, compared to the prior year, due to a $3.0 million increase in their average balance and, to a lesser extent, a six basis point increase in the average yield to 5.12% in 2024, from 5.06% in 2023.

The following table details average balances, cost of funds and the resulting changes in interest expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$57,078	0.19%	$80,646	1.26%	$(902)
Savings accounts	17,734	0.05	20,612	0.03	2
Money market accounts	507,018	3.63	498,419	2.91	3,904
Certificates of deposit, retail	392,888	4.27	342,638	3.13	6,043
Brokered deposits	71,232	5.34	162,195	5.02	(4,337)
FHLB advances and other borrowings	126,931	2.75	127,263	2.52	282
Total interest-bearing liabilities	$1,172,881	3.63%	$1,231,773	3.05%	$4,992

Interest expense increased $5.0 million to $42.6 million for the year ended December 31, 2024, from $37.6 million for the year ended December 31, 2023. The increase was primarily a result of the increase in average cost of interest-bearing deposits, which increased to 3.74% in 2024 from 3.12% in 2023, reflecting a shift towards higher-costing deposits.

Interest expense on money market accounts and retail certificates of deposit increased $3.9 million and $6.0 million, respectively, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in interest expense on money market accounts was driven by an increase in the average cost of these accounts to 3.63% in 2024, from 2.91% in 2023 and, to a lesser extent, an $8.6 million increase in the average balance. The increase in interest expense on retail certificates of deposit resulted from a $50.3 million increase in the average balance and a 114 basis points increase in average cost , which rose to 4.27% in 2024 from 3.13% in 2023.

Partially offsetting these increases were decreases in interest expense on interest-bearing demand accounts and brokered deposits, which decreased by $902,000 and $4.3 million, respectively. The decrease in interest expense on interest-bearing demand accounts was primarily due to a reduction in the average cost to 0.19% in 2024 from 1.26% in 2023, along with a $23.6 million decline in the average balance. Interest expense on brokered deposit decreased primarily due a $91.0 million decline in the average balance, as we reduced reliance on brokered deposits in response to lower loan demand and repaid some brokered deposits using proceeds from investment maturities. This decrease was partially offset by a 32 basis point increase in the average cost to 5.34% in 2024 from 5.02% in 2023.

Interest expense on FHLB advances and other borrowings increased $282,000 in 2024 compared to 2023 due to a 23 basis point increase in the average rate paid on advances, partially offset by a $332,000 decrease in average balance. The average cost of these advances increased to 2.75% in 2024, compared to 2.52% in 2023.

Provision for Credit Losses. We recorded a recapture of the provision for credit losses for loans of $200,000 for the year ended December 31, 2024. This, combined with a $150,000 provision for credit losses on unfunded loan commitments, resulted in a net recapture of $50,000. The recapture of provision for credit losses on loans was primarily driven by updates to economic forecasts used for loans and unfunded commitments, a decline in the loan portfolio balances, and changes in portfolio mix, characteristics, and other factors.

In 2023, we recorded a $400,000 recapture of the provision for credit losses for loans. Combined with a $192,000 provision for credit losses on unfunded commitments, this resulted in a net recapture of $208,000. The recapture was due primarily to credit upgrades and payoffs of loans carrying higher credit risk ratings, updates to economic forecasts used for loans and unfunded commitments, and changes in the loan portfolio balances, mix and characteristics, among other factors. Additionally, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), effective January 1, 2023, which resulted in a net of tax charge of $395,000 to retained earnings and a $500,000 increase in the ACL. This one-time adoption adjustment, combined with the $208,000 recapture of provision, resulted in a net $79,000 increase in the ACL.

Noninterest Income. Noninterest income was $2.8 million for the years ended December 31, 2024 and 2023. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
	(Dollars in thousands)
BOLI change in cash surrender value	$1,245	$1,081	$164	15.2%
Wealth management revenue	279	253	26	10.3
Deposit related fees	923	956	(33)	(3.5)
Loan related fees	296	275	21	7.6
Other	53	208	(155)	(74.5)
Total noninterest income	$2,796	$2,773	$23	0.8%

The largest year-over-year change in noninterest income was a $164,000 increase in BOLI income, primarily due to net increases in cash surrender value of certain policies and a $21,000 cash dividend received during the year of 2024. The increase was partially offset was a $155,000 decrease in other noninterest income during 2024, compared to the prior year, primarily due to a $157,000 market-to-market value adjustment made for our fintech focused investment in 2023 with no similar adjustment in 2024.

Additional changes to noninterest income in 2024, compared to 2023, included a $26,000 increase in wealth management revenue due to increased sales of products and services following the transition to a new third-party platform, a $33,000 decrease in deposit related fees primarily due to lower interchange income from debit cards, and a $21,000 increase in loan related fees attributable to higher loan application deposit forfeitures collected in 2024.

Noninterest Expense. Noninterest expense increased $1.0 million, or 2.9% to $36.7 million for the year ended December 31, 2024 from $35.7 million for the year ended December 31, 2023. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,652	$20,366	$286	1.4%
Occupancy and equipment	4,789	4,748	41	0.9
Professional fees	3,011	2,288	723	31.6
Data processing	3,285	2,857	428	15.0
Regulatory assessments	662	763	(101)	(13.2)
Insurance and bond premiums	477	468	9	1.9
Marketing	179	343	(164)	(47.8)
Other general and administrative	3,638	3,833	(195)	(5.1)
Total noninterest expense	$36,693	$35,666	$1,027	2.9%

For the year ended December 31, 2024, professional fees increased $723,000 to $3.0 million, primarily due to $826,000 in higher transaction-related expenses for the Global transaction compared to expenses for a terminated business combination in 2023. In addition, professional fees related to audits and examinations increased $46,000. These increases were partially offset by a $64,000 decrease in consulting fees and a $97,000 decrease in legal fees.

Data processing expense increased $428,000 for the year ended December 31, 2024, compared to the prior year, primarily due to the reclassification of certain processing costs previously categorized under other general and administrative expenses. Additionally, starting in March 2024, we became ineligible for certain vendor credits, which further contributed to the increase. Total vendor credits received in 2024 were $28,000, compared to $207,000 in 2023.

Salaries and employee benefits, the largest component of noninterest expense, increased $286,000 in 2024 compared to 2023 due to a number of factors: an $818,000 increase in in defined benefit expenses, primarily due to the purchase of a single premium group annuity to fulfill obligations to plan participants; a $187,000 increase in Director compensation; and a $1.1 million increase in bonuses, primarily due to a loan modification project for the Global transaction, incentive accrual adjustments for the expected 2024 payout, and an expense adjustment for the under-accrual of 2023 incentive payout. These increases were partially offset by an $891,000 decline in deferred loan origination costs, related to the aforementioned loan modifications, a $363,000 decrease in stock-based compensation, a $130,000 decrease and $133,000 decrease in 401(k) and profit-sharing contributions, respectively, due to the termination of these programs at the end of the third quarter of 2024 in anticipation of the Global transaction closing, a $117,000 decrease in health insurance, and a $257,000 decrease in salaries and wages, due to a reduction in staffing in 2024.

These increases were partially offset by a $101,000 decrease in regulatory assessments, a $164,000 decrease in marketing expenses, and a $195,000 decrease in other general and administrative expense. Other general and administrative expense decreased primarily due to the reclassification of data processing cost, the absence of a $190,000 one-time expense related to the Bank’s 100-year celebration in 2023, a $111,000 decrease in state/local taxes, and a $77,000 reduction in Visa operating expenses, partially offset by a $165,000 increase in online deposit processing expenses and a $52,000 increase in miscellaneous expense for loan products.

Federal Income Tax Expense. We recorded a $156,000 federal income tax benefit for 2024, compared to $1.6 million income tax provision for 2023. The decrease in federal income tax provision for 2024 was primarily the result of a $6.9 million decrease in pretax net income.

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

	Year Ended December 31,
	2024			2023			2022
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,139,864	$66,941	5.87%	$1,172,569	$66,938	5.71%	$1,128,835	$52,935	4.69%
Investments, taxable(2)	150,746	6,886	4.57	190,968	7,965	4.17	180,085	5,105	2.83
Investments, non-taxable(2)	22,530	502	2.23	22,293	509	2.28	23,063	498	2.16
Interest-earning deposits	47,723	2,444	5.12	44,684	2,261	5.06	30,176	386	1.28
FHLB stock	6,614	597	9.03	6,857	485	7.07	6,256	318	5.08
Total interest-earning assets	1,367,477	77,370	5.66	1,437,371	78,158	5.44	1,368,415	59,242	4.33
Noninterest earning assets	88,738			92,140			87,324
Total average assets	$1,456,215			$1,529,511			$1,455,739
Interest-bearing liabilities:
Interest-bearing demand accounts	$57,078	$111	0.19%	$80,646	$1,013	1.26%	$101,744	$478	0.47%
Savings accounts	17,734	8	0.05	20,612	6	0.03	23,823	7	0.03
Money market accounts	507,018	18,407	3.63	498,419	14,503	2.91	593,984	3,744	0.63
Certificates of deposit, retail	392,888	16,784	4.27	342,638	10,741	3.13	273,197	3,635	1.33
Brokered deposits	71,232	3,807	5.34	162,195	8,144	5.02	41,603	1,091	2.62
Total deposits	1,045,950	39,117	3.74	1,104,510	34,407	3.12	1,034,351	8,955	0.87
Advances from the FHLB and other borrowings	126,931	3,490	2.75	127,263	3,208	2.52	113,890	1,934	1.70
Total interest-bearing liabilities	1,172,881	42,607	3.63	1,231,773	37,615	3.05	1,148,241	10,889	0.95
Noninterest bearing liabilities	121,949			137,310			148,813
Average equity	161,385			160,428			158,685
Total average liabilities and equity	$1,456,215			$1,529,511			$1,455,739
Net interest income		$34,763			$40,543			$48,353

Net interest margin			2.54%			2.82%			3.53%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		116.59%			116.69%			119.17%
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

	Weighted Average Yield/Rate at December 31, 2024	Net Yield/Rate at and for the Year Ended December 31,
		2024	2023	2022
Yield on interest-earning assets:
Loans receivable, net	5.76%	5.87%	5.71%	4.69%
Investments, taxable	4.07	4.57	4.17	2.83
Investments, non-taxable	1.98	2.23	2.28	2.16
Interest-earning deposits	4.37	5.12	5.06	1.28
FHLB stock	8.96	9.03	7.07	5.08
Total interest-earning assets	5.51	5.66	5.44	4.33
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.14	0.19	1.26	0.47
Savings accounts	0.03	0.05	0.03	0.03
Money market accounts	3.51	3.63	2.91	0.63
Certificates of deposit, retail	4.41	4.27	3.13	1.33
Brokered deposits	4.74	5.34	5.02	2.62
Total interest-bearing deposits	3.71	3.74	3.12	0.87
Advances from the FHLB and other borrowings	2.23	2.75	2.52	1.70
Total interest-bearing liabilities	3.57	3.63	3.05	0.95
Interest rate spread	1.94	2.03	2.39	3.38
Net interest margin	n/a	2.54	2.82	3.53

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

	Year Ended December 31, 2024 Compared to December 31, 2023 Change in Interest			Year Ended December 31, 2023 Compared to December 31, 2022 Change in Interest
	2024			2023
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,870	$(1,867)	$3	$11,952	$2,051	$14,003
Investments, taxable	599	(1,678)	(1,079)	2,551	309	2,860
Investments, non-taxable	(12)	5	(7)	28	(17)	11
Interest-earning deposits	29	154	183	1,689	186	1,875
FHLB stock	129	(17)	112	136	31	167
Net change in interest income	2,615	(3,403)	(788)	16,356	2,560	18,916

Interest-bearing liabilities:
Interest-bearing demand accounts	(606)	(296)	(902)	634	(99)	535
Savings accounts	3	(1)	2	—	(1)	(1)
Money market accounts	3,654	250	3,904	11,361	(602)	10,759
Certificates of deposit, retail	4,468	1,575	6,043	6,182	924	7,106
Brokered deposits	230	(4,567)	(4,337)	3,891	3,162	7,053
Advances from FHLB and other borrowings	290	(8)	282	1,047	227	1,274
Net change in interest expense	8,039	(3,047)	4,992	23,115	3,611	26,726
Net change in net interest income	$(5,424)	$(356)	$(5,780)	$(6,759)	$(1,051)	$(7,810)

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
•as a funding source, we may employ brokered certificates of deposit with a call option. This strategy provides flexibility in managing funding costs while incorporating an option to adjust based on market conditions; and
•we have employed interest rate swaps to effectively fix the rate on $100.0 million of FHLB advances. This use of swaps helps us secure favorable interest rates on specific funding sources, contributing to interest rate risk management.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third-party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.

Certain assets, such as adjustable-rate mortgage loans, include features that limit interest rate changes both in the short term and over the life of the loan. Additionally, some of our adjustable-rate loans have interest rate floors, preventing the contractual rate from adjusting below a specified level. As of December 31, 2024, approximately 61.5% of our loans were adjustable-rate loans. Of these, $398.2 million, or 56.0%, carried a weighted-average interest rate of 5.02% and were at their floor rate. Some of these loans reprice at defined intervals, while prime-based adjustable-rate loans recalculate each time the prime rate changes. If a loan’s floor rate exceeds its fully indexed rate, the Bank does not benefit from market rate increases until the prime rate rises above the floor rate. At December 31, 2024, the Bank’s net loans receivable included $97.8 million of prime-based loans, all of which were priced above their floors.

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

The following table illustrates the estimated impact in our net interest income over the 12 months following December 31, 2024, assuming an immediate and uniform change in interest rates across all maturities. This analysis gives no effect to any actions we might take to counter the effects of the interest rate changes. Under all four rising rate scenarios, net interest income is projected to decline in the first year, with larger interest rate increases resulting in greater declines.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2024
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+400	$33,014	(12.06)%
+300	34,129	(9.09)
+200	35,223	(6.18)
+100	36,410	(3.02)
Base	37,542	—
(100)	38,518	2.60
(200)	39,467	5.13
(300)	40,337	7.45
(400)	41,291	9.99

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending

Activities.” At December 31, 2024 , the undisbursed portion of construction LIP totaled $58.0 million and unused lines of credit were $47.3 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investments. Retail certificates of deposit and brokered certificates of deposit scheduled to mature in one year or less at December 31, 2024, totaled $314.9 million and $44.8 million, respectively. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with the Bank. In addition, we had the ability at December 31, 2024 to borrow an additional $281.2 million from the FHLB, based on our collateral capacity, $69.7 million from the FRB, and $75.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is retail deposits. When these deposits are insufficient or when alternative funding sources offer more favorable rates or structures, we utilize options such as advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, dealer repurchase agreements, and other short-term alternatives. We may also liquidate assets, including selling investments at a loss, which could adversely impact our earnings and capital levels. During 2024, due to a decline in loan demands and our success in obtaining funding through our retail certificates of deposits, we were able to pay off some of the higher costing brokered deposits. If our loan origination increases, we may re-utilize this type of funding to manage our liquidity position, particularly if growth in retail deposits does not meet expectations.

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

Based on our current capital allocation objectives, and assuming the Global transaction does not close, we expect cash expenditures of $1.7 million for capital investment in property, plant and equipment during fiscal 2025.

Further, for the fiscal year ending December 31, 2025, we project that our fixed commitments will include (i) $907,000 of operating lease payments and (ii) other future obligations and accrued expenses of $19.4 million. At December 31, 2024, our $110.0 million in FHLB borrowings are all short-term and $100.0 million of our advances are tied to interest rate swap agreements and are expected to be renewed as they mature during 2025. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Total stockholders’ equity was $161.6 million at December 31, 2024. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2024, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank were as follows as of December 31, 2024: Total capital to risk-weighted assets was 16.65%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 15.40%; and Tier 1 capital to total assets was 11.16%. At December 31, 2024, the Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

The Accumulated Other Comprehensive Income (“AOCI”) component of capital includes a variety of items, including the value of our AFS investment portfolio and the value of our derivative instruments, net of tax. We model various interest rate scenarios that could impact these elements of AOCI and believe that we have sufficient capital to withstand the estimated potential fluctuations in a variety of interest rate environments.

First Financial Northwest is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, First Financial Northwest is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since First Financial Northwest is a holding company and does not conduct operations, its primary sources of liquidity are interest earned on interest-earning assets, principally interest-earning deposits, dividends up streamed from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to First Financial Northwest by the Bank. See, Item 8. "Note 13: Regulatory Capital Requirements" in the accompanying notes to consolidated financial statements and Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Dividends” in this Form 10-K. At December 31, 2024, First Financial Northwest, on an unconsolidated basis, had $5.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc., and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $15.1 million at December 31, 2024. The allowance for credit losses on loans is an estimate of the expected credit losses on financial assets measured at amortized cost using the relevant information about the past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. It is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, current economic forecasts, projected payment estimates, changes in the nature and volume of the loan portfolio, overall portfolio quality, and certain other factors that may affect the borrowers’ ability to pay.

We identified management’s estimation and application of qualitative factors and current economic forecasts, both of which are used in the calculation of the allowance for credit losses on loans, as a critical audit matter. To estimate the allowance for credit losses on loans, the Company determines the life of loan loss rates and analyzes qualitative factors that assess the current loan portfolio conditions and the economic environment. The qualitative factors adjust the expected loss rates for current and forecasted conditions that may not be fully provided for in the historical loss information. The Company has established a methodology for adjusting the previously determined expected loss rates based on current economic forecasts. The qualitative factor methodology is based on a blend of quantitative analysis and management judgement. Auditing management’s judgments regarding the qualitative factors and current economic forecasts applied to the allowance for credit losses on loans involved a high degree of subjectivity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the allowance for credit losses on loans included the following, among others:

◦Testing the appropriateness of the methodology used in the calculation of the allowance for credit losses, as well as testing the completeness and accuracy of the data used in the calculation, application of the qualitative factors and current economic forecasts determined by management and used in the calculation, and verifying calculations in the allowance for credit losses.

◦Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for credit losses are reasonable and are supported by the documentation provided by management.

◦Obtaining management’s analysis and supporting documentation related to the current economic forecasts, and testing whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.

/s/ Moss Adams LLP

Spokane, Washington
March 20, 2025

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2024	2023
Assets
Cash on hand and in banks	$9,535	$8,391
Interest-earning deposits with banks	36,182	22,138
Investments available-for-sale, at fair value (amortized cost of $164,382 at December 31, 2024 and $223,725 at December 31, 2023)	151,642	207,915
Investments held-to-maturity, at amortized cost (estimated fair value of $2,468 at December 31, 2024 and $2,456 at December 31, 2023)	2,468	2,456
Loans receivable, net of allowance of $15,066 and $15,306	1,140,186	1,175,925
Federal Home Loan Bank (“FHLB”) stock, at cost	5,853	6,527
Accrued interest receivable	6,108	7,359
Deferred tax assets, net	2,582	2,648
Premises and equipment, net	18,166	19,667
Bank owned life insurance (“BOLI”)	38,950	37,653
Prepaid expenses and other assets	9,676	10,478
Right of use asset (“ROU”), net	2,357	2,617
Goodwill	889	889
Core deposit intangible (“CDI”), net	295	419
Total assets	$1,424,889	$1,505,082

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing deposits	$80,772	$100,899
Interest-bearing deposits	1,050,628	1,093,208
Total deposits	1,131,400	1,194,107
FHLB advances	110,000	125,000
Advance payments from borrowers for taxes and insurance	2,873	2,952
Lease liability, net	2,550	2,806
Accrued interest payable	526	2,739
Other liabilities	15,985	15,818
Total liabilities	1,263,334	1,343,422

Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 9,230,010 shares at December 31, 2024, and 9,179,510 shares at December 31, 2023	93	92
Additional paid-in capital	72,823	73,035
Retained earnings, substantially restricted	94,892	96,206
Accumulated other comprehensive loss, net of tax	(6,253)	(7,673)
Total stockholders’ equity	$161,555	$161,660
Total liabilities and stockholders’ equity	$1,424,889	$1,505,082

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2024	2023
Interest income
Loans, including fees	$66,941	$66,938
Investments	7,388	8,474
Interest-earning deposits	2,444	2,261
Dividends on FHLB stock	597	485
Total interest income	77,370	78,158
Interest expense
Deposits	39,117	34,407
FHLB advances and other borrowings	3,490	3,208
Total interest expense	42,607	37615
Net interest income	34,763	40,543
Recapture of provision for credit losses	(50)	(208)
Net interest income after recapture of provision for credit losses	34,813	40,751
Noninterest income
BOLI income	1,245	1,081
Wealth management revenue, net	279	253
Deposit related fees	923	956
Loan related fees	296	275
Other	53	208
Total noninterest income	2,796	2,773
Noninterest expense
Salaries and employee benefits	20,652	20,366
Occupancy and equipment	4,789	4,748
Professional fees	3,011	2,288
Data processing	3,285	2,857
Regulatory assessments	662	763
Insurance and bond premiums	477	468
Marketing	179	343
Other general and administrative	3,638	3,833
Total noninterest expense	36,693	35,666
Income before (benefit) provision for federal income taxes	916	7,858
Federal income tax (benefit) provision	(156)	1,553
Net income	$1,072	$6,305

Basic earnings per common share	$0.12	$0.69
Diluted earnings per common share	$0.12	$0.69
Basic weighted average number of common shares outstanding	9,183,900	9,126,209
Diluted weighted average number of common shares outstanding	9,238,016	9,152,617

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023

Net income	$1,072	$6,305
Other comprehensive gain (loss), net of tax:
Unrealized holding gains on available-for-sale securities	3,069	2,340
Tax effect	(644)	(492)
Losses on cash flow hedges	(1,272)	(2,920)
Tax effect	267	613
Other comprehensive gain (loss), net of tax	1,420	(459)
Total comprehensive income	$2,492	$5,846

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2022	9,127,595	$91	$72,424	$95,059	$(7,214)	$160,360
Net income	—	—	—	6,305	—	6,305
Other comprehensive loss, net of tax	—	—	—	—	(459)	(459)
Exercise of stock options	95,019	—	1,023	—	—	1,023
Issuance of common stock - restricted stock awards, net	40,618	1	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	605	—	—	605
Canceled common stock - restricted stock awards	(83,722)	—	(1,017)	—	—	(1,017)
Cash dividends declared and paid ($0.52 per share)	—	—	—	(4,763)	—	(4,763)
Adjustment to beginning retained earnings, net of tax - adoption of ASU 2016-13	—	—	—	(395)	—	(395)
Balances at December 31, 2023	9,179,510	92	73,035	96,206	(7,673)	161,660
Net income	—	—	—	1,072	—	1,072
Other comprehensive gain, net of tax	—	—	—	—	1,420	1,420
Exercise of stock options	132,500	1	1,531	—	—	1,532
Issuance of common stock - restricted stock awards, net	7,673	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	241	—	—	241
Canceled common stock - stock awards	(89,673)	—	(1,984)	—	—	(1,984)
Cash dividends declared and paid ($0.26 per share)	—	—	—	(2,386)	—	(2,386)
Balances at December 31, 2024	9,230,010	$93	$72,823	$94,892	$(6,253)	$161,555

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,072	$6,305
Adjustments to reconcile net income to net cash provided by operating activities
Recapture of provision for credit losses	(50)	(208)
Net amortization of premiums and discounts on investments	709	534
Depreciation of premises and equipment	1,915	2,028
Loss on disposal of premises and equipment	—	4
Deferred federal income taxes	(311)	175
Stock compensation expense	241	605
BOLI income	(1,223)	(1,081)
Annuity income	(12)	(12)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(346)	(790)
Decrease in lease ROU asset	792	766
Decrease in advance payments from borrowers for taxes and insurance	(79)	(99)
Decrease (increase) in accrued interest receivable	1,251	(846)
Decrease in lease liability	(788)	(756)
(Decrease) increase in accrued interest payable	(2,213)	2,411
Increase (decrease) increase in other liabilities	167	(4,865)
Net cash provided by operating activities	1,125	4,171
Cash flows from investing activities:
Proceeds from sales and call of investments	40,000	—
Principal repayments on investments	18,633	11,669
Net decrease (increase) in loans receivable	35,789	(9,134)
Purchases of premises and equipment	(414)	(507)
Sale of FHLB stock	674	985
Purchase of BOLI	(74)	(286)
Net cash provided by investing activities	94,608	2,727

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

(Continued)

	Year Ended December 31,
	2024	2023
Cash flows from financing activities:
Net (decrease) increase in deposits	(62,707)	24,067
Advances from the FHLB	114,000	189,000
Repayments of advances from the FHLB	(129,000)	(209,000)
Proceeds from stock options exercises	1,532	1,023
Net share settlement of stock awards	(1,984)	(1,016)
Dividends paid	(2,386)	(4,763)
Net cash used by financing activities	$(80,545)	$(689)

Net increase in cash and cash equivalents	$15,188	$6,209
Cash and cash equivalents at beginning of year	30,529	24,320
Cash and cash equivalents at end of year	$45,717	$30,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44,820	$35,204
Federal income taxes	635	1,900

Noncash transactions:
Unrealized gain arising during the year on investments AFS	3,069	2,340
Unrealized loss arising during the year on cash flow hedge	(1,272)	(2,920)
Initial recognition of ROU asset for new leases	532	108
Initial recognition of lease liability for new leases	532	108
Initial recognition of ACL - adoption of ASC 326	—	395

See accompanying Notes to Consolidated Financial Statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

    First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to the Bank. First Financial Northwest converted from a savings and loan holding company to a bank holding company in 2015 and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) through the Federal Reserve Bank of San Francisco (the “FRB”). The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the “DFI”).

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

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. Material estimates, particularly the allowance for credit losses (“ACL”), are subject to change.

Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. Effective March 26, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at December 31, 2024 and 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments

    Investments in debt securities are classified into one of three categories: (1) held-to-maturity (“HTM”), (2) available-for-sale (“AFS”), or (3) trading. At December 31, 2024 and 2023, we held investment securities classified as HTM and AFS, but none as trading.

Investments are categorized as HTM when we have the positive intent and ability to hold them to maturity. HTM investments are reported at amortized cost.

Investments are classified as available-for-sale if the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Investments available-for-sale are reported at fair value. Unrealized holding gains and losses on AFS investments are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Amortization or accretion of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity. Dividend or interest income is recognized when it is earned.

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

Loans Receivable

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the ACL, net deferred fees or costs, premiums and discounts. Interest on loans is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. Changes in the ACL for all other individually evaluated loans is generally based on the Company’s evaluation of cash flows expected to be received from such loans.

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

As of December 31, 2024 and 2023, the Company had no loans that were both experiencing financial difficulty and modified during the year.

Allowance for Credit Losses (AFS Investments)

For AFS investments in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS investments where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in OCI. Changes in the allowance for credit losses are recorded as a provision or recapture for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS investment is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses (HTM Investments)

The three annuities we own and classify as HTM were purchased to support payments to two executives as part of their Supplemental Employment Retirement Program (“SERP”). These annuities, along with an associated policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long term guarantee for the SERP has no cash value and is not transferable to another annuitant. The cash value of the annuity is representative of the liquidation

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of the contract. For this reason, no allowance for credit losses was recorded for the years ended December 31, 2024 and 2023.

Allowance for Credit Losses (Loans and Unfunded Commitments)

The Company maintains an ACL for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).

The ACL for the loan portfolio is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loan balances are charged off against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries are recorded as an increase to the ACL for loans to the extent they do not exceed the related charge-off amounts. The ACL for loans, as reported in our consolidated balance sheets, is adjusted by a provision or recapture for credit losses and reduced by the charge-offs of loan amounts, net of recoveries.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio, disaggregating loans into pools, the level at which credit risk is monitored. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses.

The methodology for estimating the amount of expected credit losses has two basic components: (i) a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics, and (ii) an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and current and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment and collateral values.

Management maintains an ACL for unfunded commitments to absorb estimated expected credit losses associated with our off-balance commitments to lend funds such as unused lines of credit and the undisbursed portion of construction loans. The estimate considers the likelihood that funding will occur and estimated expected credit losses on commitments expected to be funded over the estimated life. Loss rates are estimated by utilizing the same loss rates calculated for the ACL related to the respective loan portfolio pool. The ACL for unfunded commitments is based on estimates and ultimate losses may vary from the current estimates. The ACL on unfunded commitments is evaluated on a regular basis and necessary adjustments are recorded as a provision or recapture for credit losses. The ACL for unfunded commitments is included in the other liabilities section of the consolidated balance sheets.

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

Bank-Owned Life Insurance (BOLI)

    The Company has purchased BOLI on certain key executives and officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases to the cash surrender value are recorded as noninterest income and partially offset expenses for employee benefits. Certain BOLI contracts contain endorsement split-dollar life agreements. In these circumstances, the Bank accrues a reserve liability and related compensation expense for the expected future benefit payout.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic EPS is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. As Employee Stock Ownership Plan (“ESOP”) shares are committed to be released, they are included in the outstanding shares used in the basic EPS calculation.

Diluted EPS is computed in a similar manner, except that first the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options and certain restricted stock awards are potentially dilutive non-participating instruments issued by the Company.

Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on AFS investments and derivatives, which are also recognized as separate components of equity, net of tax.

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

Segment Information

The Company’s operations are managed, and financial performance is evaluated, by our chief operating decision maker (“CODM”) which is the Management Committee, that consists of the Chief Executive Officer, Chief Operating/Financial Officer, Chief Lending Officer, Chief Risk Officer and Chief Banking Officer. The Bank is engaged in the business of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, business and consumer loans. The performance of the Company is reviewed monthly by the Company’s Management Committee and Board of Directors. As resource allocation and performance decisions are not made based on discrete financial information of individual lines of business, the Company considers its current business and operations as a single reportable operating segment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Core Deposit Intangible (CDI)

    A CDI asset was recognized from the assumption of core deposit liabilities in connection with the acquisition of four banking branches from a third party in 2017 (the “Branch Acquisition”). The asset was valued by a third party and is amortized into noninterest expense over ten years. The CDI is evaluated for impairment annually with any additional decline recorded as a noninterest expense on the Consolidated Income Statement.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 289. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:

•Require disclosure on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported segment profit and loss;
•Require disclosure on an annual and interim basis, an amount for other segment items (defined in the ASU) and a description of its composition;
•Clarify that if the CODM uses more than one measure of the segment’s profit or loss in assessing performance, one or more of those additional measures may be reported; and
•Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.

The Company applied this ASU retrospectively and new disclosures have been added as applicable for a single reportable operating segment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Effect of cross-border tax laws;
•Enactment of new tax laws;
•Nontaxable or nondeductible items;
•Tax credits;
•Changes in valuation allowances; and
•Changes in unrecognized tax benefits.

ASU 2023-09 makes changes to annual disclosures of income taxes paid for all entities. ASU 2023-09 requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. Additionally, entities are required to disclose income taxes paid, net of refunds received, for individual jurisdictions that comprise 5% or more of total income taxes paid. The 5% threshold is evaluated using the absolute value of the net refund or net payment in each jurisdiction compared to the absolute value of the total income taxes paid (net of refunds received). ASU 2023-09 requires all entities to disclose disaggregated domestic and foreign pretax income (loss) from continuing operations along with disaggregated income tax expense (benefit) by federal, state and foreign components. Such disaggregation by jurisdiction should classify taxes by jurisdiction based on the jurisdiction imposing the taxes. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or financial condition.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of AFS investments at December 31, 2024 and 2023, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,335	$—	$(1,622)	$9,713
Freddie Mac	11,117	—	(1,519)	9,598
Ginnie Mae	26,691	148	(1,310)	25,529
Other	21,878	1	(893)	20,986
Municipal bonds	36,167	1	(5,046)	31,122
U.S. Government agencies	24,194	14	(532)	23,676
Corporate bonds	33,000	—	(1,982)	31,018
	$164,382	$164	$(12,904)	$151,642

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,562	$—	$(1,684)	$9,878
Freddie Mac	12,934	—	(1,755)	11,179
Ginnie Mae	28,096	—	(1,516)	26,580
Other	30,559	—	(1,366)	29,193
Municipal bonds	36,571	42	(4,764)	31,849
U.S. Government agencies	71,003	5	(1,051)	69,957
Corporate bonds	33,000	—	(3,721)	29,279
	$223,725	$47	$(15,857)	$207,915

There were $2.5 million of investments classified as HTM at both December 31, 2024, and 2023. In January 2020, the Company purchased three annuity contracts to be held long-term to satisfy the benefit obligation associated with certain SERP agreements. These annuities, along with an associated insurance policy and rider, provide for payments in retirement for the life of the executive. The rider that provides the long term guarantee for the SERP has no cash value and is not transferrable to another annuitant. The cash value of the annuity is representative of the liquidation value of the contract. Hence, the amortized cost of each of these HTM investments is considered to be its fair value.

     The amortized cost and estimated fair value of AFS investments at December 31, 2024, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments, are shown separately.

	December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$2,500	$2,476
Due after one year through five years	8,719	8,555
Due after five years through ten years	33,942	31,156
Due after ten years	48,200	43,629
	93,361	85,816
Mortgage-backed investments	71,021	65,826
	$164,382	$151,642

The maturities of HTM investments in annuities were determined at the time the initial contract was signed. They are set to extend until the end of the executives’ lives or until the annuities are fully depleted.

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Securities with a carrying value of $28.8 million and $26.5 million were pledged as collateral for public deposits at December 31, 2024 and 2023, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At both December 31, 2024 and 2023, there were no securities pledged as collateral for FHLB advances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and other redemptions of AFS investments were as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Proceeds	$40,000	$—
Gross gains	—	—
Gross losses	—	—

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2024 and 2023.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,713	$(1,622)	$9,713	$(1,622)
Freddie Mac	—	—	9,598	(1,519)	9,598	(1,519)
Ginnie Mae	—	—	13,986	(1,310)	13,986	(1,310)
Other	3,076	(20)	14,615	(873)	17,691	(893)
Municipal bonds	1,490	(10)	28,744	(5,036)	30,234	(5,046)
U.S. Government agencies	1,076	(1)	18,380	(531)	19,456	(532)
Corporate bonds	—	—	31,018	(1,982)	31,018	(1,982)
	$5,642	$(31)	$126,054	$(12,873)	$131,696	$(12,904)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$9,878	$(1,684)	$9,878	$(1,684)
Freddie Mac	671	(57)	10,508	(1,698)	11,179	(1,755)
Ginnie Mae	11,601	(70)	14,979	(1,446)	26,580	(1,516)
Other	—	—	28,330	(1,366)	28,330	(1,366)
Municipal bonds	2,477	(16)	26,916	(4,748)	29,393	(4,764)
U.S. Government agencies	—	—	67,440	(1,051)	67,440	(1,051)
Corporate bonds	5,966	(34)	23,313	(3,687)	29,279	(3,721)
	$20,715	$(177)	$181,364	$(15,680)	$202,079	$(15,857)

At December 31, 2024 and 2023, the Company had 107 and 123 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2024 and 2023, and determined that no ACL was required. Management does not believe that the unrealized losses at December 31, 2024 and 2023, were related to credit quality. The declines in fair market values of these securities were mainly attributed to changes in market interest rates, credit spreads, market volatility and liquidity conditions. Currently, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before their recovery of the amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to AFS investments for the years ended December 31, 2024 and 2023.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”), at December 31, 2024, and 2023 are summarized as follows:

	December 31,
	2024	2023
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$284,650	$284,471
Permanent non-owner occupied	217,420	228,752
	502,070	513,223

Multifamily	126,303	138,149

Commercial real estate	374,398	377,859

Construction/land: (1)
One-to-four family residential	49,674	47,149
Multifamily	7,884	4,004
Land	9,582	9,771
	67,140	60,924

Business	12,135	29,081
Consumer	73,206	71,995
Total loans	1,155,252	1,191,231
Less:
ACL for loans	15,066	15,306
Loans receivable, net	$1,140,186	$1,175,925
____________
(1)Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans and be reclassified according to the underlying collateral. In addition, raw land or buildable lots where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2024 and 2023, all of the multifamily and land loans included in the construction/land loan portfolio will be converted to permanent loans upon completion of the construction period.

Concentrations of credit. Most of the Company’s lending activity occurs within the state of Washington. The primary market areas include King, and to a lesser extent, Pierce, Snohomish and Kitsap counties. At December 31, 2024, the Company’s loan portfolio was comprised of one-to-four family residential loans representing 43.5% of the total loan portfolio, commercial real estate and multifamily loans representing 32.3% and 10.9%, respectively, and construction/land loans representing 5.8% of the total loan portfolio. Consumer and business loans accounted for the remaining 7.5% of the total loan portfolio. The Company’s five largest borrowing relationships had an aggregate total of $89.4 million at December 31, 2024, representing 7.7% of total loans receivable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2024 and 2023, was as follows:

December 31, 2024
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$16,314	Due within one year (1)	$310,837
After one year through three years	85,127	After one year through three years	209,970
After three years through five years	79,981	After three years through five years	117,243
After five years through ten years	71,297	After five years through ten years	72,768
Thereafter	191,715	Thereafter	—
	$444,434		$710,818
 ____________
(1) Includes $111.1 million of prime based loans and $153.7 million in loans that adjust based on SOFR.

December 31, 2023
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$27,714	Due within one year (1)	$310,260
After one year through three years	55,326	After one year through three years	169,981
After three years through five years	74,404	After three years through five years	173,914
After five years through ten years	71,210	After five years through ten years	101,724
Thereafter	206,698	Thereafter	—
	$435,352		$755,879
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

•Grade 8: These credits, classified as “doubtful”, have well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near term recovery and no realistic strengthening action of significance is pending.

    As of both December 31, 2024, and 2023, the Company had no loans rated as doubtful or loss. The following tables present a summary of loans by type, risk category, year of origination and current period gross charge-offs as of December 31, 2024 and 2023:

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
One-to-four family residential
Pass	$165,392	$62,048	$95,995	$49,312	$41,138	$87,179	$501,064
Watch	—	—	—	—	—	675	675
Special mention	—	—	—	—	—	32	32
Substandard	—	—	—	—	—	299	299
Total one-to-four family residential	$165,392	$62,048	$95,995	$49,312	$41,138	$88,185	$502,070
Current year-to-date (“YTD”) gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$15,349	$3,295	$8,237	$19,567	$41,484	$27,234	$115,166
Watch	—	—	—	71	—	9,505	9,576
Special mention	—	—	—	—	—	12	12
Substandard	—	—	—	—	—	1,549	1,549
Total multifamily	$15,349	$3,295	$8,237	$19,638	$41,484	$38,300	$126,303
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$32,936	$19,727	$30,941	$73,846	$76,193	$94,896	$328,539
Watch	2,829	—	—	—	—	12,462	15,291
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	526	30,042	30,568
Total commercial real estate	$35,765	$19,727	$30,941	$73,846	$76,719	$137,400	$374,398
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2024
	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Total Loans
	(In thousands)
Construction/land
Pass	$34,819	$22,280	$3,176	$6,865	$—	$—	$67,140
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction/land	$34,819	$22,280	$3,176	$6,865	$—	$—	$67,140
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Business
Pass	$511	$1,602	$1,229	$81	$820	$7,892	$12,135
Watch	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total business	$511	$1,602	$1,229	$81	$820	$7,892	$12,135
Current YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$17,931	$17,574	$18,199	$7,904	$4,626	$6,382	$72,616
Watch	—	—	23	—	—	—	23
Special mention	—	—	24	—	—	—	24
Substandard	—	—	301	201	—	41	543
Total consumer	$17,931	$17,574	$18,547	$8,105	$4,626	$6,423	$73,206
Current YTD gross charge-offs	$12	$7	$22	$—	$—	$—	$41
Total loans receivable, gross
Pass	$266,938	$126,526	$157,777	$157,575	$164,261	$223,583	$1,096,660
Watch	2,829	—	23	71	—	22,642	25,565
Special mention	—	—	24	—	—	44	68
Substandard	—	—	301	201	526	31,931	32,959
Total loans	$269,767	$126,526	$158,125	$157,847	$164,787	$278,200	$1,155,252
Current YTD gross charge-offs	$12	$7	$22	$—	$—	$—	$41

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in the ACL for loans by type of loans, for the period indicated.

	At or For the Year Ended December 31, 2024
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ACL:	(In thousands)
Beginning balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306
Charge-offs	—	—	—	—	—	(41)	(41)
Recoveries	1	—	—	—	—	—	1
(Recapture of provision) provision	(332)	300	(410)	419	(223)	46	(200)
Ending balance	$5,416	$1,809	$3,485	$2,275	$164	$1,917	$15,066

	At or For the Year Ended December 31, 2023
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ACL:	(In thousands)
Beginning balance	$4,043	$1,210	$5,397	$1,717	$948	$1,912	$15,227
Adjustment for adoption of Topic 326	1,520	83	(970)	408	(510)	(31)	$500
Charge-offs	—	—	—	—	—	(22)	(22)
Recoveries	1	—	—	—	—	—	1
Provision (recapture of provision)	183	216	(532)	(269)	(51)	53	(400)
Ending balance	$5,747	$1,509	$3,895	$1,856	$387	$1,912	$15,306

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due Loans. At December 31, 2024, total past due loans comprised 0.18% of total loans as compared to 0.12% at December 31, 2023.

The following tables represent a summary at December 31, 2024, and 2023, of the aging of loans by type:

	Loans Past Due as of December 31, 2024
	30-59 Days	60-89 Days	90 Days and Greater (1)	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,195	$—	$278	$1,473	$283,177	$284,650
Non-owner occupied	—	—	21	21	217,399	217,420
Multifamily	—	—	—	—	126,303	126,303
Commercial real estate	—	—	—	—	374,398	374,398
Construction/land	—	—	—	—	67,140	67,140
Total real estate	1,195	—	299	1,494	1,068,417	1,069,911
Business	—	—	—	—	12,135	12,135
Consumer	40	86	502	628	72,578	73,206
Total	$1,235	$86	$801	$2,122	$1,153,130	$1,155,252
_________________________
(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2024.

	Loans Past Due as of December 31, 2023
	30-59 Days	60-89 Days	90 Days and Greater (1)	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$378	$293	$671	$283,800	$284,471
Non-owner occupied	—	—	24	24	228,728	228,752
Multifamily	—	—	—	—	138,149	138,149
Commercial real estate	—	—	—	—	377,859	377,859
Construction/land	—	—	—	—	60,924	60,924
Total real estate	—	378	317	695	1,089,460	1,090,155
Business	—	—	—	—	29,081	29,081
Consumer	453	9	220	682	71,313	71,995
Total	$453	$387	$537	$1,377	$1,189,854	$1,191,231
________________________
(1) There were two one-to-four family residential loans that were 90 days or more past due and still accruing interest due to their strong collateralization.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonaccrual Loans. At December 31, 2024 and 2023, nonaccrual loans totaled $842,000, representing 0.06% of total assets and $220,000, representing 0.01% of total assets, respectively.

The following tables present a summary of loans individually evaluated for credit losses at December 31, 2024 and 2023, by the type of loan:

	At December 31, 2024
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$278	$282	$—
Multifamily	1,549	1,549	—
Commercial real estate	30,555	30,608	—
Total	32,382	32,439	—
Loans with an allowance:
Total	—	—	—
Total individually evaluated loans:
One-to-four family residential:
Owner occupied	278	282	—
Multifamily	1,549	1,549	—
Commercial real estate	30,555	30,608	—
Total	$32,382	$32,439	$—
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
(2) Contractual loan principal balance.

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due and still accruing as of December 31, 2024:

	December 31, 2024
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual	90 Days or More Past Due and Still Accruing
	(In thousands)
One-to-four family residential	$—	$299	$299	$—
Consumer	—	543	543	—
Total	$—	$842	$842	$—

    At both December 31, 2024 and 2023, the Company had no loans outstanding with executive officers or directors.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	21,960	21,917
Leasehold improvements	6,121	6,123
Furniture and fixtures	3,622	3,776
Equipment	2,353	2,353
Computer hardware and software	4,041	3,860
	40,323	40,255
Less accumulated depreciation and amortization	(22,457)	(20,841)
Construction in process	300	253
Total premises and equipment, net	$18,166	$19,667

Depreciation and amortization expense was $1.9 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

Note 5 - Fair Value of Financial Instruments

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

•Investments AFS: The fair value of all investments, excluding FHLB stock, was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
AFS investments:
Mortgage-backed investments:
Fannie Mae	$9,713	$—	$9,713	$—
Freddie Mac	9,598	—	9,598	—
Ginnie Mae	25,529	—	25,529	—
Other	20,986	—	20,986	—
Municipal bonds	31,122	—	31,122	—
U.S. Government agencies	23,676	—	23,676	—
Corporate bonds	31,018	—	31,018	—
Total AFS	151,642	—	151,642	—
Derivative fair value asset	6,293	—	6,293	—
Total	$157,935	$—	$157,935	$—

	December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
AFS investments:
Mortgage-backed investments:
Fannie Mae	$9,878	$—	$9,878	$—
Freddie Mac	11,179	—	11,179	—
Ginnie Mae	26,580	—	26,580	—
Other	29,193	—	29,193	—
Municipal bonds	31,849	—	31,849	—
U.S. Government agencies	69,957	39,603	30,354	—
Corporate bonds	29,279	—	29,279	—
Total AFS	207,915	39,603	168,312	—
Derivative fair value asset	7,565	—	7,565	—
Total	$215,480	$39,603	$175,877	$—

    The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

	December 31, 2024
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans (included in loans receivable)	$32,382	$—	$—	$32,382
Total	$32,382	$—	$—	$32,382

	December 31, 2023
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Collateral dependent loans (included in loans receivable)	$45,912	$—	$—	$45,912
Total	$45,912	$—	$—	$45,912

    The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023.

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Collateral dependent loans	$32,382	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 7.8% (2.92%)

	December 31, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Collateral dependent loans	$45,912	Market approach	Appraised value of collateral discounted by expected selling costs	0.0% - 14.26% (0.04%)

    The fair value calculation of the Company’s financial instruments attempts to incorporate market conditions at a specific point in time. The underlying assumptions are generally subjective and involve uncertainties. Therefore, these fair value estimates are not intended to represent the underlying value of the Company as a whole.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and estimated fair values of financial instruments at December 31, 2024 and 2023, were as follows:

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,535	$9,535	$9,535	$—	$—
Interest-earning deposits	36,182	36,182	36,182	—	—
Investments AFS	151,642	151,642		151,642	—
Investments HTM	2,468	2,468	—	2,468	—
Loans receivable, net	1,140,186	1,086,900	—	—	1,086,900
FHLB stock	5,853	5,853	—	5,853	—
Accrued interest receivable	6,108	6,108	—	6,108	—
Derivative fair value asset	6,293	6,293	—	6,293	—

Financial Liabilities:
Deposits	634,526	634,526	634,526	—	—
Certificates of deposit, retail	448,974	447,531	—	447,531	—
Brokered deposits	47,900	48,016	—	48,016	—
Advances from the FHLB	110,000	109,987	—	109,987	—
Accrued interest payable	526	526	—	526	—

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,391	$8,391	$8,391	$—	$—
Interest-earning deposits	22,138	22,138	22,138	—	—
Investments AFS	207,915	207,915	39,603	168,312	—
Investments HTM	2,456	2,456	—	2,456	—
Loans receivable, net	1,175,925	1,113,642	—	—	1,113,642
FHLB stock	6,527	6,527	—	6,527	—
Accrued interest receivable	7,359	7,359	—	7,359	—
Derivative fair value asset	7,565	7,565	—	7,565	—

Financial Liabilities:
Deposits	706,162	706,162	706,162	—	—
Certificates of deposit, retail	357,154	353,881	—	353,881	—
Brokered deposits	130,791	130,977	—	130,977	—
Advances from the FHLB	125,000	124,976	—	124,976	—
Accrued interest payable	2,739	2,739	—	2,739	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 6 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Loans receivable	$5,135	$6,093
Investments	961	1,260
Interest-earning deposits	12	6
	$6,108	$7,359

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Deposits

Deposit accounts consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Noninterest-bearing	$80,772	$100,899
Interest-bearing demand	56,957	56,968
Savings	16,277	18,886
Money market	480,520	529,411
Certificates of deposit, retail	448,974	357,153
Brokered deposits (1)	47,900	130,790
	$1,131,400	$1,194,107
_______________
(1) Includes $47.9 million of brokered certificates of deposit at December 31, 2024, and $25.1 million of brokered interest-bearing demand accounts, $10.4 million of brokered money market accounts, and $95.3 million of brokered certificates of deposit at December 31, 2023.

At December 31, 2024, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2025	$359,658
2026	90,700
2027	20,696
2028	12,428
2029	13,392
Total: (1)	$496,874
_______________
(1) Includes $47.9 million of brokered certificates of deposit.

Deposits included public funds of $78.9 million and $85.8 million at December 31, 2024 and 2023, respectively.
Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2024, and 2023, were $215.8 million and $171.4 million, respectively. Interest expense on certificates of deposit equaling or exceeding $250,000 totaled $7.3 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively.

Included in total deposits are accounts of $2.1 million and $2.3 million at December 31, 2024 and 2023, respectively, which are controlled by related parties.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Interest-bearing demand	$111	$1,013
Savings	8	6
Money market	18,407	14,503
Certificates of deposit, retail	16,784	10,741
Brokered deposits	3,807	8,144
	$39,117	$34,407
Note 8 - Other Borrowings

The Company maintained credit facilities with the FHLB at December 31, 2024 and 2023, totaling $507.6 million and $686.3 million, respectively. At December 31, 2024, the credit facility was collateralized by $208.5 million of one-to-four family residential loans, $138.4 million of commercial real estate loans, and $44.3 million of multifamily loans under a blanket lien arrangement. At December 31, 2023, the credit facility was collateralized by $224.7 million of one-to-four family residential loans, $168.7 million of commercial real estate loans, and $57.9 million of multifamily loans under a blanket lien arrangement. The Company also had unused line-of-credit facilities of $69.7 million with the FRB and $75.0 million with other financial institutions at December 31, 2024, with interest payable at the then stated rate.

    Information related to FHLB advances and other borrowings during the years ended December 31, 2024 and 2023, is as follows:

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$176,000	$160,000
Average borrowing outstanding during year	126,931	127,263
Balance outstanding at end of year	110,000	125,000
Average rate paid during the year	2.75%	2.52%
Weighted-average rate paid at end of year	2.23	2.22

Scheduled maturities of FHLB advances outstanding at December 31, 2024, were as follows:

	Balance Due	Weighted Average Interest Rate at December 31, 2024
(Dollars in thousands)
FHLB overnight Fed Funds	$10,000	4.62%
Fixed rate, maturing within one month	100,000	1.99
	$110,000

Note 9 - Leases

    The Company follows ASC Topic 842, Leases, recognizing ROU assets and lease liabilities on the Company’s consolidated balance sheets. At December 31, 2024, the Company had 13 operating leases for retail branch locations, with remaining initial lease terms ranging from two months to 6.1 years, and most of the leases carrying optional extensions of three to five years. The Company will include optional lease term extensions in the lease ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, which will be determined based on indicators that the Company would have an economic incentive to extend the lease. Short term leases, having a term of one year

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or less, are expensed in the period of the lease. To calculate the present value of future lease payments, the Company uses an incremental borrowing rate equal to the FHLB advance rate at the time of the lease inception, or at January 1, 2019, for leases in place at that date.

    The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2024, the Company was committed to paying $77,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the lease ROU asset and lease liability. The Company’s current leases do not include any non-lease components.

    Total lease expense included in the Company’s consolidated income statement includes the amortized lease expense under ASC Topic 842, Leases, combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The Company’s consolidated balance sheet includes the lease ROU asset and lease liability. The following table includes details on these items at and for the years ended December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Lease expense, year-to-date	$1,164	$1,143
Lease ROU asset	2,357	2,617
Lease liability	2,550	2,806
Weighted average remaining term (in years)	4.31	4.81
Weighted average discount rate	2.60%	2.27%

    The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2024 and the discounted lease liability at that date:

December 31, 2024
(In thousands)
Due through one year	$907
Due after one year through two years	516
Due after two years through three years	406
Due after three years through four years	392
Due after four years through five years	336
Due after five years	147
Total minimum lease payments	2,704
Less: present value discount	154
Lease liability	$2,550

Note 10 - Derivatives

    The Company uses derivative financial instruments in the form of interest rate swap agreements, which are designated as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At December 31, 2024, the hedged items have a total notional amount of $100.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have two to eight year terms, with remaining terms ranging from six months to 4.8 years, and stipulate that the counterparty will pay the Company interest at one-month or three-month SOFR and the Company will pay a weighted-average fixed interest of 1.93% on the notional amount of $10.0 million to $15.0 million. The Company pays or receives the net interest amount monthly or quarterly based on the respective hedge agreement and includes this amount as part of interest expense on borrowings on the Consolidated Income Statement.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month SOFR interest received from the counterparty. At December 31, 2024, the $6.3 million net fair value gain of the cash flow hedges was reported with other assets. The tax effected amount of $5.0 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2024 or 2023, related to ineffectiveness.

    Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of derivative instruments as of December 31, 2024 and 2023:

	Balance Sheet Location	Fair Value at December 31, 2024	Fair Value at December 31, 2023
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	Other assets	$6,293	$7,565

The following table presents the net unrealized gains (losses) on derivative instruments, net of tax, included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023:

	Location	2024 Amount of Loss Recognized In OCI, net of tax	2023 Amount of Loss Recognized In OCI, net of tax
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other Comprehensive Income	$1,005	$2,307

Note 11 - Benefit Plans

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $267,000 and $276,000 of compensation expense for the years ended December 31, 2024, and 2023, respectively. At December 31, 2024, a $1.4 million liability was included in other liabilities on the Company’s consolidated balance sheet in support of the expected current and future benefit payments on these agreements. In addition, in January 2020, the Company purchased three annuity contracts, totaling $2.4 million, to satisfy the benefit obligation associated with certain SERPs. As of December 31, 2024, these annuities were reported as investments HTM with a fair value of $2.5 million on the Consolidated Balance Sheets.

401(k) Plan and Profit-sharing Plan

The Company maintained a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 60 days of continuous employment. Under this plan, employee contributions of up to 5% of compensation were matched 100% by the Company, with matching contributions vesting immediately. Employees were permitted to invest in various stock, money market, or fixed income plans. The Company contributed $413,000 and $543,000 to the plan for the years ended December 31, 2024 and 2023, respectively. To replace the ESOP benefits that matured in 2022, the Company introduced a profit-sharing plan in 2023, under which contribution ranging from 5% to 8% of each employee’s compensation were made annually, based on the Company’s profitability. The Company contributed $604,000 and $737,000 to the profit-sharing plan for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded no liability for either the 401(k) or profit-sharing plan, as both programs were terminated in the third quarter of 2024 in anticipation of closing the Global transaction.

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen with no additional awards being made under the 2008 plan. Restricted stock awards and stock options that were granted under the 2008 Plan are fully vested and unexercised options remain exercisable, subject to the provision of the 2008 Plan and the respective award agreements. At December 31, 2024, there were 833,252 total shares available for future grant under the 2016 Plan, including 136,626 shares available to be granted as restricted stock.

    Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the 2016 Plan was $241,000 and $605,000 for the years ended December 31, 2024 and 2023, respectively. The related income tax benefit was $51,000 and $127,000 for the years ended December 31, 2024 and 2023, respectively.

Stock Options

    Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. Stock options have a contractual period of ten years. Any unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. At December 31, 2024, there were no stock options outstanding under the 2008 Plan.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock options will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service. At December 31, 2024, there were 30,000 stock options exercisable and outstanding under the 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of options granted during 2023 was determined using the following weighted-average assumptions as of the grant date. No stock options were granted in 2024.

2023
Annual Dividend Yield	4.31%
Expected volatility	34.04%
Risk-free interest rate	4.08%
Expected term	6.25 years
Weighted-average grant date fair value per option granted	$2.98

    A summary of the Company’s stock option plan awards activity for the year ended December 31, 2024 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	162,500	$11.65		$296,725
Exercised	(132,500)	11.56		1,412,475
Outstanding at December 31, 2024	30,000	12.06	8.59	289,200
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	29,100	12.06	8.59	280,524
Exercisable at December 31, 2024	—	—	—	—

As of December 31, 2024, unrecognized compensation cost related to nonvested stock options totaled $75,000.

Restricted Stock Awards

    A summary of changes in nonvested restricted stock awards for the year ended December 31, 2024, is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	27,618	$14.92
Granted	7,673	20.68
Vested	(27,618)	14.92
Nonvested at December 31, 2024	7,673	20.68

Expected to vest assuming a 3% forfeiture rate over the vesting term	7,443	20.68

As of December 31, 2024, there was $27,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2024 and 2023, were $412,000 and $694,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Current	$155	$1,378
Deferred	(311)	175
Total income tax (benefit) expense	$(156)	$1,553

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31,  2024, and 2023, on pretax income is as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Income tax expense at statutory rate	$192	$1,650
Income tax effect of:
Tax exempt interest, net	108	75
BOLI income, net	(257)	(223)
Other, net	(199)	51
Total income tax (benefit) expense	$(156)	$1,553

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
ACL for loans	$3,164	$3,214
ACL for unfunded commitments	124	92
Deferred compensation	303	261
Net unrealized loss on investments available-for-sale	2,675	3,319
Employee benefit plans	29	182
Accrued expenses	122	106
Core deposit intangible	79	72
Expenses to facilitate branch acquisition	262	17
Split dollar life insurance	136	117
Lease liability	536	589
Total deferred tax assets	7,430	7,969
Deferred tax liabilities:
Loan origination fees and costs	1,603	1,368
Net unrealized gain on derivative cash flow hedge	1,321	1,588
Fixed assets	1,277	1,664
Goodwill	91	79
Right of use asset	495	550
Other, net	61	72
Total deferred tax liabilities	$4,848	$5,321
Deferred tax assets, net	$2,582	$2,648

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

At December 31, 2024 and 2023, the Company had no net operating loss carryforward.

As a result of the bad debt deductions taken in years prior to 1988, retained earnings includes accumulated earnings of approximately $4.5 million on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then-prevailing corporate tax rates. The Company does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore, no provision has been made.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2024, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

The Company had no unrecognized tax benefits at December 31, 2024 or 2023, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2021.

Note 13 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

First Financial Northwest is a bank holding company under the supervision of the FRB. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. First Financial Northwest was not subject to regulatory requirements for bank holding companies at December 31, 2024 and 2023, as its assets were less than the $3.0 billion threshold.

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

As of December 31, 2024, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bank’s actual capital amounts and ratios at December 31, 2024 and 2023, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Total risk-based capital	$173,748	16.65%	$83,485	8.00%	$104,356	10.00%

Tier 1 risk-based capital	160,671	15.40	62,613	6.00	83,485	8.00

Common equity tier 1 capital (“CET1”)	160,671	15.40	46,960	4.50	67,831	6.50

Tier 1 leverage capital	160,671	11.16	57,608	4.00	72,011	5.00

December 31, 2023:
Total risk-based capital	$171,971	16.15%	$85,194	8.00%	$106,493	10.00%

Tier 1 risk-based capital	158,629	14.90	63,896	6.00	85,194	8.00

CET1	158,629	14.90	47,922	4.50	69,220	6.50

Tier 1 leverage capital	158,629	10.18	62,349	4.00	77,936	5.00

    In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2024, the Bank’s capital conservation buffer was 8.65%.

Note 14 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $105.3 million at December 31, 2024, and $83.6 million at December 31, 2023.

Lease Commitments. The Company has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, Kent, Kirkland, University Place, Gig Harbor, and Issaquah, all in Washington. For more information on the Company’s lease commitments, see Note 9 - Leases.

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2024	2023
	(In thousands)
Assets
Cash and cash equivalents	$212	$301
Interest-bearing deposits	4,979	8,464
Investment in subsidiaries	155,733	152,408
Receivable from subsidiaries	11	8
Deferred tax assets, net	9	—
Other assets	1,013	686
Total assets	$161,957	$161,867

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$224	$60
Deferred tax liability, net	—	9
Other liabilities	178	138
Total liabilities	402	207
Stockholders’ equity	161,555	161,660
Total liabilities and stockholders’ equity	$161,957	$161,867

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2024	2023
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$67	$97
Total interest income	67	97
Noninterest income:
Other (loss) income	(5)	164
Total noninterest (loss) income	(5)	164
Total operating income	62	261
Operating expenses:
Other expenses	1,977	1,790
Total operating expenses	1,977	1,790
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,915)	(1,529)
Federal income tax benefit	(402)	(316)
Loss before equity in undistributed loss of subsidiaries	(1,513)	(1,213)
Equity in undistributed earnings of subsidiaries	2,585	7,518
Net income	$1,072	$6,305

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$1,072	$6,305
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(2,585)	(7,518)
Dividends received from subsidiary	763	4,806
Restricted stock compensation	—	25
Change in deferred tax (asset) liability, net	(18)	3
Change in receivables from subsidiaries	(3)	(5)
Change in payables to subsidiaries	164	(4)
Change in other assets	(327)	(450)
Changes in other liabilities	40	(28)
Net cash (used) provided by operating activities	(894)	3,134
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from exercise of stock options	1,532	1,023
Proceeds for vested awards	158	553
Net share settlement of stock awards	(1,984)	(1,017)
Dividends paid	(2,386)	(4,763)
Net cash used in financing activities	(2,680)	(4,204)
Net decrease in cash	(3,574)	(1,070)
Cash and cash equivalents at beginning of year	8,765	9,835
Cash and cash equivalents at end of year	$5,191	$8,765

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands, except share data)
Net income	$1,072	$6,305
Earnings allocated to participating securities	(1)	(18)
Earnings allocated to common shareholders	$1,071	$6,287

Basic weighted-average common shares outstanding	9,183,900	9,126,209
Dilutive effect of stock options	48,413	18,680
Dilutive effect of restricted stock grants	5,703	7,728
Diluted weighted-average common shares outstanding	9,238,016	9,152,617

Basic EPS	$0.12	$0.69
Diluted EPS	$0.12	$0.69

For the year ended December 31, 2024, there were no options to purchase shares of common stock that were omitted from the computation of diluted EPS because their effect would be anti-dilutive. For the year ended December 31, 2023, there 80,000 options to purchase shares of common stock that were omitted from the computation of diluted EPS because their effect would be anti-dilutive.

Note 17 - Revenue Recognition

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue

    The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In thousands)
BOLI income (1)	$1,245	$1,081
Wealth management revenue	279	253
Deposit related fees	337	331
Debit card and ATM fees	586	625
Loan related fees	296	275
Other	53	208
Total noninterest income	$2,796	$2,773
____________
(1) Not in scope of Topic 606

    For the year ended December 31, 2024, substantially all of the Company’s revenues under the scope of Topic 606 were for performance obligations satisfied at a specified date.

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

Contract Balances

    At December 31, 2024, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 - Segment Disclosures

The Company is managed by legal entity and not by lines of business and its activities are considered to be a single industry segment for financial reporting purposes. The Bank is engaged in the single line of business of Financial Service/Banking which involves gathering deposits and originating loans in its primary market areas. The Bank manages its operations, allocates resources, and monitors and reports its financials as a single operating segment.

The Company’s CODM is the Management Committee, which consists of the Chief Executive Officer, Chief Operating/Financial Officer, Chief Lending Officer, Chief Risk Officer, and Chief Banking Officer. The CODM assesses performance based on net income that is reported on our Consolidated Statement of Operations. The CODM uses consolidated net income as the primary measure to evaluate resource allocations. The operating and financial condition data below is used to monitor budget versus actual results and assess performance.

Operating Data:	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net interest income	$34,763	$40,543	$48,353
Recapture of provision for credit losses	(50)	(208)	(434)
Non-interest income	2,796	2,773	3,247
Non-interest expense	36,693	35,666	35,625
Net income	1,072	6,305	13,240

Financial Condition Data:	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash and securities (1)	$163,645	$218,762	$227,944
Loans receivable, net	1,140,186	1,175,925	1,167,083
Total assets	1,424,889	1,505,082	1,502,916
Core deposits	1,083,500	1,063,317	1,045,154
Total deposits	1,131,400	1,194,107	1,170,040

Key Financial Ratios:	Year Ended December 31,
	2024	2023	2022
Performance Ratios:
Return on average assets (2)	0.07%	0.41%	0.91%
Net interest margin (tax equivalent) (3)	2.54	2.82	3.54
Non-interest expense to average assets	2.52	2.33	2.44
Efficiency ratio (4)	97.69	82.34	69.04
____________
(1) Includes investments AFS and HTM.
(2) Net income divided by average assets.
(3) Net interest income as a percent of average interest-earning assets on a tax equivalent basis.
(4) Non-interest expenses divided by the total of net interest income and non-interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2024, under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2024, The Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of December 31, 2024, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

Not applicable.
(c) Changes in internal control over financial reporting.

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) None

(b) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

    The information required by this Item will be contained in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

    For information regarding the executive officers of the Company, see the information contained under “Item 1. Business - Information about our Executive Officers”, which is incorporated herein by reference.

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.

Insider Trading Policy

First Financial Northwest maintains an insider trading policy governing the purchase, sale, and other dispositions of Company securities that applies to non-officer employees and other covered persons generally and a separate policy that applies to officers and directors and the Company specifically. We believe our insider trading policies and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. Copies of the Company’s insider trading policies are being filed as Exhibit 19.1 and 19.2 to this Annual Report on Form 10-K for the year ended December 31, 2024.

Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. At December 31, 2024, our Audit Committee was composed of Directors Joann E. Lee

(Chair), Cindy L. Runger and Ralph C. Sabin. Each member of the Audit Committee is “independent”, as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Cindy L. Runger and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K.

Code of Business Conduct and Ethics

A copy of the Code of Business Conduct and Ethics is available on our website at www.ffnwb.com under Investor Relations – Corporate Overview – Governance Documents. Additionally, any material amendments to, or waiver from a provision of the Code of Business Conduct and Ethics will be posted to the same website.

Item 11. Executive Compensation

    The information required by this Item will be contained in the Form 10-K/A, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Equity Grant Timing Practices. First Financial Northwest’s Compensation Committee approves all equity award grants to our named executive officers on or before the grant date. Equity awards are typically granted to our named executive officers at the end of March and September. On occasion, the Compensation Committee may grant equity awards outside of these grant cycle for new hires, promotions, recognition, retention, or other purposes. While the Compensation Committee has discretionary authority to approve equity awards to our named executive officers outside of the cycle described above, the Compensation Committee does not have a practice or policy of granting equity awards in anticipation of the release of material nonpublic information and, in any event, we do not time the release of material non-public information in coordination with grants of equity awards in a manner that intentionally benefits our named executive officers or otherwise for the purpose of affecting the value of executive compensation. No option awards were granted to our named executive officers during 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Security Ownership of Certain Beneficial Owners and Management.

            The information required by this Item will be contained in the Form 10-K/A, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

    (b)     Security Ownership of Management.

The information required by this Item will be contained in the Form 10-K/A, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

    (d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	—	$—	—
2016 Equity Incentive Plan (1)	—	—	833,252
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	833,252
___________________
(1) The shares available for future grant under the 2016 Equity Incentive Plan include 136,626 shares which may be granted as stock awards. Each share granted as stock award reduces the total available shares for grant by two shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by this Item will be contained in the Form 10-K/A, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

    The information required by this Item will be contained in the Form 10-K/A, which is expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

2.1	Purchase and Assumption Agreement by and among Global Federal Credit Union, First Financial Northwest Bank and First Financial Northwest, Inc, dated January 10, 2024(1)
3.1	Articles of Incorporation of First Financial Northwest (2)
3.2	Amended and Restated Bylaws of First Financial Northwest (3)
4.1	Form of stock certificate of First Financial Northwest (2)
4.2	Description of Capital Stock of First Financial Northwest (4)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (5)
10.2	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (6)
10.3	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson(5)
10.4	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (6)
10.5	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (6)
10.6	Form of Change in Control Severance Agreement (Amended and Restated) by and between First Financial Northwest Bank and Simon Soh, Dalen D. Harrison, and Ronnie J. Clariza (7)
10.7	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III(8)
10.8	Amendment No. 1 to Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (8)
10.9	Amendment No. 1 to Executive Supplemental Retirement Plan Participation Agreement for Joseph W. Kiley III (8)
10.10	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Joseph W. Kiley III (8)
10.11	Amendment No. 1 to the 2020 Supplemental Executive Retirement Plan for Richard P. Jacobson (8)
10.12	Amendment No. 1 to Form of Change in Control Severance Agreement for Executive Officers (8)
14
Code of Business Conduct and Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on the Company’s website at www.ffnwb.com pursuant to Regulation S-K section 229.406(c))

19.1	Trading in Securities and Confidentiality of Inside Information for Employees
19.2	Trading in Securities and Confidentiality of Inside Information for Officers and Directors
21	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
97	Policy relating to Recovery of Erroneously Awarded Compensation
101	The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Date File

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
(2)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June, 6, 2007 (SEC File No. 333-143539).
(3)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 6, 2023.
(4)    Filed as an exhibit to First Financial Northwest’s Annual Report on Form 10-K for December 31, 2020 filed on March 12, 2021.
(5)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.
(6)    Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 15, 2020.
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

FIRST FINANCIAL NORTHWEST, INC.

Date: March 20, 2025	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph C. Sabin	Chair of the Board and Director	March 20, 2025
Ralph C. Sabin

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 20, 2025
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 20, 2025
Richard P. Jacobson	(Principal Financial Officer)

/s/ Eva Q. Ngu	Vice President and Controller	March 20, 2025
Eva Q. Ngu	(Principal Accounting Officer)

/s/ Diane C. Davis	Director	March 20, 2025
Diane C. Davis

/s/ Joann E. Lee	Director	March 20, 2025
Joann E. Lee

/s/ Roger H. Molvar	Director	March 20, 2025
Roger H. Molvar

/s/ Cindy L. Runger	Director	March 20, 2025
Cindy L. Runger