Form 10-K/A
period 2024-12-31
First Financial Northwest, Inc.
filed 2025-04-29
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	Trading Symbol	The Nasdaq Stock Market LLC
(Title of Each Class)	FFNW	(Name of Each Exchange on Which Registered)

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
Yes    ☑     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock as quoted on The Nasdaq Stock Market LLC on June 30, 2024, was $170,853,841 (8,085,842 shares at $21.13 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the registrant is considered to be held by affiliates. As of April 21, 2025, the registrant had 9,227,938 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INDEX

Explanatory Note

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	5
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	23
Item 13.	Certain Relationships and Related Transactions and Director Independence	26
Item 14.	Principal Accounting Fees and Services	27

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Exhibits

31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 20, 2025 (the “Original Filing”), by First Financial Northwest, Inc., a Washington corporation (“First Financial” or the “Company”). First Financial is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file a definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

On April 11, 2024, the Company closed the previously announced transaction whereby Global Federal Credit Union (“Global”) acquired substantially all of the assets and assumed substantially all of the liabilities (including deposit liabilities) of First Financial Northwest Bank (the “Bank”) pursuant to the definitive Purchase and Assumption Agreement, dated as of January 10, 2024, by and among the Company, the Bank and Global (the “Global Transaction”). As a result, the Company does not anticipate holding an annual meeting of shareholders.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

    Our Board of Directors currently consists of seven members and is divided into three classes. Approximately one-third of the directors are elected annually to serve for a three-year period or until their respective successors are elected and qualified. The table below sets forth information regarding each director of First Financial.

Name	Age as of December 31, 2024	Year first elected or appointed director	Term to expire

Joann E. Lee	69	2005 (1)	2025
Roger H. Molvar	69	2015	2025
Joseph W. Kiley III	69	2012	2026
Cindy L. Runger	55	2021	2026
Diane C. Davis	57	2020	2027
Richard P. Jacobson	61	2013	2027
Ralph C. Sabin	73	2019	2027
    ___________

(1)	Includes service on the Board of Directors of First Financial Northwest Bank (previously known as First Savings Bank of Renton and First Savings Bank Northwest).

    The present principal occupation and other business experience during at least the last five years of each director is set forth below.

    Joann E. Lee serves as a director of First Financial, First Financial Diversified, and First Financial Northwest Bank, positions held since the companies were established in 2007 as part of the mutual to stock conversion process. She was appointed Secretary of First Financial in May 2011, of First Financial Northwest Bank in September 2013, and of First Financial Diversified in June 2014. Prior to the conversion, she served as a director of First Financial Holdings, MHC, First Financial of Renton, and First Savings Bank of Renton since 2005. She chairs the Audit/Compliance/Risk Committee and serves on the Nominating and Corporate Governance Committee. Ms. Lee is a Certified Public Accountant, a Chartered Global Management Accountant, holds a Master’s Degree in Taxation, and has been the owner of Joann Lee & Associates, CPAs since 2002. Prior to that, Ms. Lee spent 11 years as a Certified Public Accountant, including an eight-year career with the national independent public accounting firm of RSM McGladrey. She also served as the RSM Director of the Small Business Division, Puget Sound Region. Prior to becoming a CPA, Ms. Lee was employed in the banking industry in the position of Corporate Operations Officer for a Washington community bank. Ms. Lee is a past president, past treasurer and board member of the Rotary Club of Renton and Renton Rotary CAPER, current board member and treasurer of the Renton Rotary Foundation, and past president of the Renton Technical College Foundation and past member of Renton YMCA Board of Directors. She is also a member and past treasurer of the Renton Chamber of Commerce. In addition, Ms. Lee serves as a Trustee of the First Financial Northwest Foundation and serves as its Treasurer.

Roger H. Molvar was appointed as a director of First Financial, First Financial Diversified, and First Financial Northwest Bank effective August 2015 and served as Chair of these entities from June 2017 to September 2019. He chairs the Compensation and Awards Committee. Mr. Molvar has over 35 years of experience in the financial institutions industry, recently serving as a director of PacWest Bancorp (NASDAQ:PACW), Los Angeles, California, from 2014 until its merger with Banc of California in November 2023.  Prior to that,

Mr. Molvar served as a director of Farmers and Merchants Bank in Long Beach, California from 2005 to 2008 and served as a director of CapitalSource Bank from 2008 until 2014. From 2000 to 2004, Mr. Molvar was an Executive Vice President of IndyMac Bancorp and Chief Executive Officer of IndyMac Consumer Bank, responsible for the bank's consumer/branch banking business. Prior to joining IndyMac, Mr. Molvar was a Senior Vice President and management committee member of The Times Mirror Company, and previously served as Senior Vice President and Comptroller of First Interstate Bank of California.

Joseph W. Kiley III has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; a director of First Financial and First Financial Diversified since December 2012; and President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 30 years of executive experience with banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He is a director and past Chair of the Board of Directors of the Washington Bankers Association and a member of the Community Bankers Council of the American Bankers Association.

Cindy L. Runger was appointed as a director of First Financial, First Financial Diversified, and First Financial Northwest Bank in August 2021. She chairs the Nominating and Corporate Governance Committee and serves on the Audit/Compliance/Risk Committee. Ms. Runger has over 25 years of experience in wealth management, law and public policy. She served as Senior Vice President and Private Client Advisor at U.S. Trust from 2014 until her retirement in 2017. Prior to that, she was Vice President and Senior Banker at J.P. Morgan from 2013 to 2014, Vice President and Financial Advisor at RBC Wealth Management from 2006 to 2013, and Vice President and Financial Advisor at Piper Jaffray from 2002 to 2006. Previously, Ms. Runger was an attorney for the Washington State Senate from 1994 until 2000. She was appointed head of the Legislative and Public Affairs Division for the Department of General Administration under Governor Gary Locke’s administration, serving from 1999 until 2001. She previously served as an independent board director for UniBank, Lynnwood, Washington, from 2017 to 2020. Ms. Runger holds a Juris Doctor degree from Gonzaga University School of Law and a Bachelor of Arts degree from Gonzaga University, Spokane, Washington. She serves on the Board of the Pacific Northwest Ballet. Ms. Runger also sits on the Bishop Blanchet High School Board of Directors and is the current Vice Chair. She is past President and Board Chair of the Seattle Rotary Foundation and Past President of the Rotary Club of Seattle. She previously served as a board member of the Infectious Disease Research Institute and member of Gonzaga University’s Board of Regents. Ms. Runger has received many distinguished honors. Notable recent accolades include Private Director Magazine featuring her in their 2018 “Directors to Watch: Stalwarts of Corporate Governance” edition, and NW Asian Weekly honoring her with a 2018 “Top Community Contributor” award.

    Diane C. Davis was appointed as a director of First Financial, First Financial Diversified, and First Financial Northwest Bank effective March 25, 2020. Ms. Davis serves on the Compensation and Awards Committee and the Nominating and Corporate Governance Committee. She has over 25 years of experience in the insurance industry and brings executive management, strategy, risk management and governance expertise. Ms. Davis served as the President of Farmers New World Life Insurance Company from July 2016 until her retirement in November 2019. Prior to that, she was Regional Chief Risk Officer, Global Life North America for Zurich Insurance Company Ltd. Ms. Davis joined Farmers New World Life Insurance Company as an actuarial associate in 1992, was promoted to strategic planning consultant in 2001, left to become President and Chief Executive Officer of an affiliated life and investment firm in 2003, and returned to Farmers New World Life Insurance Company in 2010. She served as Chief Risk Officer, Farmers New World Life Insurance Company, from June 2010 to January 2013. Ms. Davis served as a director of Midwest Holding Inc. (NASDAQ: MDWT), Lincoln, Nebraska, from June 2021 to December 21, 2023. Ms. Davis holds a Master of Business Administration degree from the University of Washington and a Bachelor of Science in Actuarial Science from the University of Illinois at Urbana-Champaign. Ms. Davis is also a Fellow of the Society of Actuaries. She previously served on the Board of Directors of Habitat for Humanity Seattle-King County.

Richard P. Jacobson has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Ralph C. Sabin serves as Chair of First Financial, First Financial Northwest Bank and First Financial Diversified, positions he has held since June 2021. He was appointed as a director of First Financial, First Financial Diversified and First Financial Northwest Bank in December 2019, and serves on the Compensation and Awards Committee and the Audit/Compliance/Risk Committee. Mr. Sabin has been a Senior Advisor to the Strategic Investment Team of Echo Health Ventures, a health care venture capital organization, and its predecessor Cambia Direct Health Solutions, since 2014, and represents Echo Health Ventures on the boards of several of its portfolio companies. From 2012 to 2015, he was Managing Director, Fortis Advisors LLC, an outsource shareholder representative firm providing post-closing management services to sellers in M&A transactions.  Mr. Sabin was a co-founder and managing director of the Pacific Venture Group (PVG), a venture capital fund dedicated to early stage and growth equity healthcare investments founded in 1995. During his tenure, he represented PVG on the board of directors and audit committees of 15 PVG portfolio companies. Mr. Sabin was Senior Vice President and Chief Financial Officer of Sonus Pharmaceuticals from 1994 to 1995. Prior to that, Mr. Sabin completed a 20-year career with Ernst & Young LLP as a Senior Partner, responsible for the firm’s West Region Entrepreneurial Services Group. Mr. Sabin is a Certified Public Accountant (inactive) and received a Bachelor of Science degree in Accounting from Loyola Marymount University of Los Angeles. He completed the Kellogg Executive Management Program at Northwestern University. Mr. Sabin is active in community organizations and currently is a Board Member of Centrum, an arts-based educational workshop and performance program based in Port Townsend, Washington, and has participated in the Life Science Washington Mentor program.

The following table identifies the experience, qualifications, attributes and skills that the Nominating and Corporate Governance Committee considered in making its decision to nominate directors to our Board. The fact that a particular attribute was not considered does not mean that the director lacks such an attribute.

	Davis	Jacobson	Kiley	Lee	Molvar	Runger	Sabin
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	✓	✓	✓	✓	✓	✓	✓
Expertise in financial services or related industry	✓	✓	✓	✓	✓	✓	✓
Certified public accountant or financial expert		✓	✓	✓	✓	✓	✓
Attorney						✓
Civic and community involvement	✓	✓	✓	✓	✓	✓	✓
Leadership and team building skills	✓	✓	✓	✓	✓	✓	✓
Specific skills/knowledge:
Finance	✓	✓	✓	✓	✓	✓	✓
Technology	✓						✓
Marketing	✓			✓	✓	✓
Public affairs				✓		✓
Human resources	✓	✓	✓	✓	✓	✓	✓
Governance	✓	✓	✓	✓	✓	✓	✓
Compensation	✓	✓	✓	✓	✓	✓	✓

Officers

    For information regarding the executive officers of the Company, see the information contained under “Item 1. Business - Information about our Executive Officers,” which is incorporated herein by reference.

Corporate Governance

Code of Business Conduct and Ethics. On May 10, 2024, the Board of Directors reviewed and approved its Code of Business Conduct and Ethics Policy. The Code is applicable to each of our directors, officers, including the principal executive officer and senior financial officers, and employees and requires individuals to maintain the highest standards of professional conduct. A copy of the approved Code of Business Conduct and Ethics Policy is available on our website at www.ffnw.q4ir.com.

Nominating Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee. The Company has a separately designated standing Audit/Compliance/Risk Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. At December 31, 2024, our Audit/ Compliance/Risk Committee was composed of Directors Joann E. Lee (Chair), Cindy L. Runger and Ralph C. Sabin. Each member of the Audit Committee is “independent,” as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has determined that each member of the Audit/Compliance/Risk Committee qualifies as an audit committee financial expert, as defined in the SEC’s Regulation S-K.

Insider Trading Policies and Procedures. We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by the Company and our directors, officers and employees. We believe that these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policies and procedures were filed as Exhibit 19.1 and 19.2 to the Annual Report on Form 10-K, originally filed on March 20, 2025.

Item 11. Executive Compensation

    We are a “smaller reporting company,” as defined by the Securities and Exchange Commission (“SEC”). We have elected to comply with the reduced compensation disclosure requirements as permitted under SEC rules, including limiting compensation disclosures to our principal executive officer and our two other most highly compensated executive officers (known as our “named executive officers”), who are:

    Joseph W. Kiley III, President and Chief Executive Officer
    Richard P. Jacobson, Executive Vice President, Chief Financial Officer, and Chief Operating Officer
    Dalen D. Harrison, Executive Vice President and Chief Banking Officer

Summary Compensation Table

The following table shows information regarding compensation paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compen-sation ($)(2)	Change in pension value and nonqualified deferred compensation earnings ($)(3)	All other compensation ($)(4)	Total ($)

Joseph W. Kiley III	2024	530,000	153,124	--	191,044	142,494	63,872	1,080,534
President and Chief	2023	507,500	45,675	--	60,900	157,087	58,228	829,390
Executive Officer

Richard P. Jacobson	2024	375,000	72,228	--	114,519	115,876	73,836	751,459
Executive Vice President,	2023	360,000	21,600	119,200	36,000	105,944	62,765	705,509
Chief Operating Officer and
Chief Financial Officer

Dalen D. Harrison	2024	295,000	56,820	--	88,613	--	48,170	488,603
Executive Vice President	2023	280,000	14,700	--	22,400	--	34,013	351,113
and Chief Banking Officer
___________

(1)
In anticipation of the closing of the Global Transaction, stock awards for 2024 performance under the 2017 Officers’ Equity Incentive Plan were paid in cash rather than restricted stock. For 2023, represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards made pursuant to the 2017 Officers’ Equity Incentive Plan and a non-qualified stock option granted pursuant to the 2016 Equity Incentive Plan. For a discussion of valuation assumptions, see Note 12 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	Reflects amounts earned under the Annual Incentive Plan, the material terms of which are described below.
(3)
Reflects the increase in actuarial present values of each executive officer’s accumulated benefits under their respective supplemental retirement agreements. These values are set according to accounting requirements and do not reflect any increases in the officer’s benefit upon retirement.

(Footnotes continue on following page)

(4)	The following table reflects all other compensation paid to our named executive officers in 2024.

Name	401(k) plan matching contribution ($)	Profit-sharing contribution ($)	Car allowance ($)	Club dues ($)	Life insurance premium ($)(1)	Dividends on unvested restricted stock ($)	Cell phone allowance ($)

Joseph W. Kiley III	12,559	28,520	10,800	--	10,219	574	1,200
Richard P. Jacobson	13,090	29,438	6,000	14,460	9,377	271	1,200
Dalen D. Harrison	12,766	28,555	--	--	5,464	185	1,200
    ___________

(1)
Consists of the taxable benefit equal to the assumed cost of insurance related to an endorsement method split dollar agreement with respect to bank-owned life insurance plus a gross-up amount to cover the executive officer’s tax liability assuming a 40 percent tax rate, the premium for company-paid disability and life insurance provided on a nondiscriminatory basis to all employees, and the premium for company-paid supplemental disability insurance for employees earning an annual base salary of $200,000 or more.

Employment Agreements. First Financial Northwest Bank entered into an amended employment agreement with Joseph W. Kiley III and an initial employment agreement with Richard P. Jacobson on December 2, 2013. Mr. Kiley’s agreement is retroactive to the date of the original agreement of August 14, 2012, and Mr. Jacobson’s agreement is effective as of July 9, 2013, the date he was hired. Both agreements were amended effective May 12, 2023, to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). The amendments: (1) amended the definitions of change in control, separation from service and involuntary termination to be consistent with the definitions of those terms in Section 409A of the Internal Revenue Code; (2) clarified the timing of when a release of claims needs to be executed under the agreements; (3) clarified the timing of the severance payments; and (4) revised the agreements to specify how any reduction in severance payments would be implemented if necessary to avoid any excess parachute payments under Section 280G of the Internal Revenue Code.
The agreements each have an initial term of three years and on each anniversary of the effective date of the agreement, the term of the agreement will be extended for an additional year, provided that within the 90-day period ending on such anniversary, First Financial Northwest Bank’s Board of Directors does not inform the executive in writing that the agreement will not be extended. The current annual base salaries for Mr. Kiley and Mr. Jacobson are $530,000 and $375,000, respectively. Under the agreements, the executives are eligible to participate in all Bank plans relating to retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof in which the Bank’s executive officers are eligible to participate. Messrs. Kiley and Jacobson’s agreements provide for temporary housing, relocation expenses and an automobile allowance. The employment agreements provide that compensation may be paid in connection with the termination of the executive’s employment under a variety of scenarios, as described below under “Potential Payments Upon Termination.”
401(k) Plan. First Financial maintains the First Financial Northwest Savings Plan (the “401(k) plan”) for the benefit of eligible employees, including the named executive officers, of First Financial and its subsidiaries. The 401(k) plan is intended to be a tax-qualified retirement plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees of First Financial and its subsidiaries are eligible to participate in the 401(k) plan on the first of the month, following 60 days from hire. Generally, participants direct the investment of the plan assets and are 100 percent vested in their salary reduction contributions. Effective January 1, 2023, First Financial amended the 401(k) plan to qualify as a Safe Harbor plan and began matching the first five percent of a participant’s pre- or post-tax salary reduction contribution at the rate of 100 percent. All company contributions to the plan after January 1, 2023, are immediately 100 percent vested. To be eligible for a matching contribution, the participant must be actively employed during the pay period for which the match is allocated. For the fiscal year ended December 31, 2024, First Financial incurred a matching contribution-related expense of approximately $413,000 in connection with the 401(k) plan. In addition, First Financial will make a discretionary annual profit-sharing contribution, based on company performance, to all 401(k)-eligible participants’ accounts regardless of participation in the plan. For 2024, the Company contributed $604,000 to the profit-sharing plan and participants received a profit-sharing contribution of five percent of their eligible plan compensation. The 401(k) plan was terminated effective September 30, 2024, in anticipation of the Global Transaction being completed by the end of 2024.

    Additional Benefits and Perquisites. At First Financial, an important part of our total compensation plan is the employee benefits program. We offer a comprehensive and flexible benefits plan on a non-discriminatory basis to support the basic health, welfare and retirement needs of all of our employees, including our named executive officers. The elements of the benefits plan include group policies for medical/dental/vision plans, paid time off (“PTO”) for vacation and illness, disability, life insurance, FSA/HSA pre-tax savings accounts, tuition reimbursement, bereavement leave and training.

    Effective July 1, 2019, the Compensation and Awards Committee of the Board of Directors approved an Open PTO Plan for senior executive officers, including the named executive officers, through which First Financial’s senior executive officers are afforded the flexibility to take time off for vacation, illness and personal pursuits, as necessary, with minimal limits. Under the Open PTO Plan, senior executive officers do not accrue PTO under the Bank’s regular PTO policy, and all existing, accrued PTO at June 30, 2019, was either cashed out at the executive’s election at a rate of 50 percent of accrued hours or will be used as Open PTO until the accrued balance is exhausted. Open PTO is not paid out at termination of employment or rolled over from one year to the next. Senior executive officers remain accountable for performing their job duties, achieving performance objectives, delivering results, participating in company activities and effectively communicating about the time off they are taking in advance whenever possible.

    Annual Incentive Compensation. The Annual Incentive Plan is intended to provide executive officers and staff with an opportunity to earn annual cash incentives based on corporate and individual performance as measured by predetermined goals. The Compensation and Awards Committee adopted criteria and rules for awarding and paying annual incentive payments to the named executive officers for 2024. The Annual Incentive Plan’s plan year corresponds to our fiscal year of January 1 to December 31. Each participant is assigned a target award opportunity, which is expressed as a percentage of base salary. Awards are determined based on a weighted combination of corporate performance goals and a discretionary component, which, with the exception of incentives for the Chief Executive Officer, are established and proposed by the Chief Executive Officer, subject to the approval of the Compensation and Awards Committee. The weighted combination of corporate performance goals and the discretionary component for the Chief Executive Officer is determined by the Compensation and Awards Committee.

The annual incentive opportunities for the named executive officers, expressed as a percentage of base salary actually earned during 2024, were as follows:

Executive	Below threshold	Threshold	Target	Maximum

Joseph W. Kiley III	0%	15%	30%	60%
Richard P. Jacobson	0%	12.5%	25%	50%
Dalen D. Harrison	0%	12.5%	25%	50%

For the 2024 fiscal year, the Compensation and Awards Committee approved the corporate performance measures and weightings in the table below for the named executive officers. The Compensation and Awards Committee weighted the corporate goals at 60% and the discretionary component at 40%.

	Performance criteria			Weighting (1)
Performance measure	Threshold	Target	Stretch

Operating expenses/average assets	2.65%	2.52%	2.29%	25
Average balance net deposit growth (2)	$0	$10 million	$15 million	20
Pre-tax, pre-provision return on assets	0.60%	0.67%	0.80%	15
___________
(1)    Weighting as a percentage of corporate goals. Percentages total 60% because 40% is a discretionary component.
(2)    As defined in the Purchase and Assumption Agreement by and among the Company, the Bank and Global.

    In February 2022, the Compensation and Awards Committee offered the named executive officers the option to receive their Annual Incentive Plan award in cash, in the form of fully vested restricted stock equal in value to the cash award, or in any combination of cash and restricted stock equal in value to the cash award. The fully vested restricted stock award is not subject to any clawback or holding period provisions. None of the named executive officers elected to receive any portion of their 2023 or 2024 Annual Incentive Plan award in the form of fully vested restricted stock.

    Long-term Incentive Compensation. A key component of management stability and institutional growth is the ability of a company to provide long-term incentives for its personnel. At the 2016 annual meeting of shareholders, shareholders approved the 2016 Equity Incentive Plan. Under the plan, directors, officers and employees may receive awards of stock options, restricted stock and restricted stock units. We believe that stock ownership by our officers is a significant factor in aligning the interests of the officers with those of shareholders. The ability to offer equity-based compensation provides a means for attracting and retaining directors and employees, and also provides an incentive to directors and officers to improve the long-term performance and profitability of First Financial. The 2016 Equity Incentive Plan is administered by the Compensation and Awards Committee, which makes all awards under the plan.

    On February 8, 2024, the Compensation and Awards Committee granted long-term incentive opportunities to each of the named executive officers for 2024 under the 2017 Officers’ Equity Incentive Plan, established pursuant to the 2016 Equity Incentive Plan. The long-term incentive opportunities, expressed as a percentage of base salary actually earned during 2024, were as follows:

Executive	Target	Maximum

Joseph W. Kiley III	30.00%	45.00%
Richard P. Jacobson	20.00%	30.00%
Dalen D. Harrison	20.00%	30.00%

Awards of long-term incentive opportunities under the 2017 Officers’ Equity Incentive Plan are payable in restricted stock and are contingent on attaining pre-established performance goals. The Compensation and Awards Committee reviewed and approved the performance goals in consultation with management. The Committee established target and maximum performance levels and associated payouts. For the awards made for 2024, the Committee approved the following corporate performance measures and weightings:

	Performance criteria		Weighting (% of payout)
Performance measure	Target	Maximum

Operating expenses/average assets	2.52%	2.29%	50
Basic earnings per share	$0.48	$0.55	30
Past due and nonaccrual loans/total loans (1)	State Median Q3 2024	<80% of State Median	20
___________
(1)    Washington State Median was 0.58% for the third quarter of 2024.

The actual equity incentive award payouts are calculated using a proportional approach, where award payouts are calculated as a proportion of target and maximum award opportunities. The actual number of shares granted are determined by the award level achieved and First Financial Northwest’s stock price on the grant date. Stock awards are granted within 90 days from the end of the plan year after annual performance results are received and reviewed by the Compensation and Awards Committee and the independent registered public accounting firm has concluded its audit. Awards are granted to each participant only if the participant received a satisfactory performance review.

Pension Benefits. First Financial Northwest Bank maintains a supplemental executive retirement plan (“SERP”) for the benefit of certain executives. The plan is intended to provide supplemental benefits upon normal retirement or death prior to retirement. First Financial Northwest Bank entered into a participation agreement under the plan with Mr. Kiley effective July 1, 2013, which was amended on July 10, 2017, January 10, 2020, and May 12, 2023. The participation agreement provides for an annual pension of $28,000.  Mr. Kiley’s benefit will commence following his separation from service and will be paid in monthly installments over 15 years to Mr. Kiley or to his designated beneficiary if he dies before 180 monthly benefit payments have been made.  If Mr. Kiley remains employed with the Bank until age 69, the monthly benefit payment will be extended from 180 months until the end of his life, assuming he lives beyond the end of the 180-month period. If Mr. Kiley dies prior to the commencement of benefits under this SERP, then his beneficiary will receive a $200,000 lump sum death benefit. Mr. Kiley is vested in his retirement benefit under the agreement.

In January 2020, First Financial Northwest Bank entered into participation agreements under the SERP with Messrs. Kiley and Jacobson. The participation agreements each provide that if the executive separates from service after attaining normal retirement age (age 69 for Mr. Kiley and age 65 for Mr. Jacobson) for any reason other than death, he will receive a lifetime monthly benefit equal to what is provided under a specifically identified annuity contract that has been purchased to informally fund the executive’s SERP (the “normal retirement benefit”). The normal retirement benefit will commence on the first day of the second month following the executive’s separation from service. There is also an early termination benefit, which is described following the Potential Payments Upon Termination Table below.

Outstanding Equity Awards

The following information with respect to outstanding stock and option awards as of December 31, 2024, is presented for the named executive officers.

	Option Awards					Stock Awards (1)
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Joseph W. Kiley III	03/06/24	--	--	--	--	2,208	47,914

Richard P. Jacobson	08/04/23	--	30,000 (2)	12.06	08/04/33	--	--
	03/06/24	--	--	--	--	1,044	22,655

Dalen D. Harrison	03/06/24	--	--	--	--	710	15,407
__________

(1)	Awards vest on the one-year anniversary of the grant date, subject to clawback provisions.
(2)	Award vests pro rata over a four-year period from the grant date, with the first 25 percent vesting one year after the grant date.

Potential Payments Upon Termination

    We have entered into agreements with the named executive officers that provide for potential payments upon termination. These agreements are discussed in further detail following the table below. The following table shows, as of December 31, 2024, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

Name	Involuntary Termination ($)	Involuntary Termination Following Change in Control ($)	Annual Early Retirement Benefit ($)	Annual Normal Retirement Benefit ($)	Disability ($)	Death ($)

Joseph W. Kiley III
Employment Agreement	555,631	2,776,855(1)	--	--	277,815	46,303
2013 SERP Agreement	28,000(2)	28,000(2)	--	28,000(2)	--	200,000
2020 SERP Agreement	72,000(3)	72,000(3)	72,000(3)	72,000(3)	--	659,701
Equity Incentive Plan	--	47,914	--	--	47,914	47,914
Split-Dollar Life Insurance	--	--	--	--	500,000	1,000,000

Richard P. Jacobson
Employment Agreement	401,703	1,711,031(1)	--	--	200,852	33,475
SERP Agreement	85,000(4)	100,000(4)	85,000(4)	100,000(4)	--	486,679
Equity Incentive Plan	--	22,655	--	--	22,655	22,655
Non-Qualified Stock Option	--	289,200	--	--	289,200	289,200
Split-Dollar Life Insurance	--	--			500,000	1,000,000

Dalen D. Harrison
Severance Agreement	--	590,000	--	--	--	--
Equity Incentive Plan	--	15,407	--	--	15,407	15,407
Split-Dollar Life Insurance	--	--	--	--	500,000	500,000
___________

(1)	Payments will be reduced to the extent necessary to ensure that no amounts payable to the executive will be considered excess parachute payments, as described in further detail below.
(2)	Under the terms of the SERP, the executive is entitled to receive an annual pension of $28,000 for the remainder of his life.
(3)	Under the terms of the SERP, the annual lifetime benefit payments begin at normal retirement age of 69.
(4)	Under the terms of the SERP, the annual lifetime benefit payments begin at normal retirement age of 65.

    Employment Agreements. The employment agreements with Joseph W. Kiley III and Richard P. Jacobson provide for payments in the event of disability, death or termination. If either executive becomes entitled to benefits under the terms of our then-current disability plan, if any, or becomes otherwise unable to fulfill his duties under the employment agreement, he shall be entitled to receive such group and other disability benefits as are then provided for executive employees. In the event of either executive’s disability, his employment agreement will not be suspended, except that the obligation to pay his salary shall be reduced in accordance with the amount of any disability income benefits he receives such that, on an after-tax basis, he realizes from the sum of disability income benefits and his salary the same amount as he would realize on an after-tax basis from his salary if he had not become disabled. Upon a resolution adopted by a majority of the disinterested members of the Board of Directors or an authorized committee, we may discontinue payment of the executive’s salary beginning six months after a determination that he has become entitled to benefits under the disability plan or is otherwise unable to fulfill his duties under the employment agreement.

In the event of Mr. Kiley’s or Mr. Jacobson’s death while employed under an employment agreement and prior to any termination of employment, the Bank will pay to the estate, or such person as may have previously been designated, the salary that was not previously paid and that would have been earned if employment had continued under the agreement through the last day of the month in which the death occurred, together with the benefits provided under the employment agreement through that date.

The employment agreements also provide for benefits in the event of either Mr. Kiley’s or Mr. Jacobson’s involuntary termination. If employment is terminated for any reason other than cause, or change in control, or voluntary termination of employment because of a material diminution of or interference with duties, responsibilities or benefits, including any of the following actions unless consented to: (1) a requirement to be based at any place other than Renton, Washington, or within a radius of 35 miles from the location of First Financial Northwest Bank’s administrative offices; (2) a material demotion; (3) a material reduction in the number or seniority of direct report personnel; (4) a 20 percent or more reduction in base salary; (5) a material permanent increase in the required hours of work or workload; or (6) the failure of the Bank’s Board of Directors to appoint Mr. Kiley as President and Chief Executive Officer of the Bank, or Mr. Jacobson as Executive Vice President and Chief Financial Officer/Chief Operating Officer, the Bank must pay certain benefits. The executive would receive salary at the rate in effect immediately prior to the date of termination over the one-year period beginning on the date of termination. The Bank would also be required to provide, during the one-year period beginning on date of termination, substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and dependents and beneficiaries who would have been eligible for such benefits if the involuntary termination had not occurred.

If Mr. Kiley’s or Mr. Jacobson’s employment is terminated during the year following the effective date of a change in control of First Financial or First Financial Northwest Bank, or voluntary termination of employment following a change in control for any of the reasons listed in the previous paragraph, the Bank must pay the executive a lump sum equal to 299 percent of his base amount (as defined in Section 280G of the Internal Revenue Code) and must provide, during the one-year period beginning on the date of termination for Mr. Kiley and during the two-year period beginning on the date of termination for Mr. Jacobson, substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and dependents and beneficiaries who would have been eligible for such benefits if the involuntary termination had not occurred.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “parachute payments” if they are conditioned upon a change in control. Individuals are subject to a 20 percent excise tax on the difference between the total parachute payments and the executive’s average taxable income for the five years preceding the year in which the change in control occurs (“excess parachute payments”). If excess parachute payments are made, First Financial and the Bank would not be entitled to deduct the amount of such excess parachute payments. Messrs. Kiley and Jacobson’s employment agreements provide that severance and other payments that are subject to a change in control will be reduced to the extent necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Supplemental Retirement Agreements. First Financial Northwest Bank entered into a participation agreement under the plan with Mr. Kiley effective July 1, 2013, which was amended on July 10, 2017, and January 10, 2020. On May 12, 2023, the participation agreement was further amended to ensure compliance with Section 409A of the Internal Revenue Code by amending the definitions of change in control and involuntary termination to be consistent with the definitions of those terms in Section 409A of the Code and clarifying the timing of when a release of claims needs to be executed.

The participation agreement provides for an annual pension of $28,000. Mr. Kiley’s benefit will commence following his separation from service and will be paid in monthly installments over 15 years to Mr. Kiley or to his designated beneficiary if he dies before 180 monthly benefit payments have been made. If Mr. Kiley remains employed with the Bank until age 69, the monthly benefit payment will be extended from 180 months until the end of his life, assuming he lives beyond the end of the 180-month period. If Mr. Kiley dies prior to the commencement of benefits under this SERP, then his beneficiary will receive a $200,000 lump sum death benefit.

In January 2020, First Financial Northwest Bank also entered SERP agreements with Messrs. Kiley and Jacobson, which were amended on May 12, 2023 to ensure compliance with Section 409A of the Internal Revenue Code by amending the definition of separation from service to be consistent with the definition of that term in Section 409A of the Code.

The SERP agreements each provide that if the executive separates from service after attaining normal retirement age (age 69 for Mr. Kiley and age 65 for Mr. Jacobson) for any reason other than death, he will receive a lifetime monthly benefit equal to what is provided under a specifically identified annuity contract that has been purchased to informally fund the executive’s SERP (the “normal retirement benefit”). The normal retirement benefit will commence on the first day of the second month following the executive’s separation from service.
If the executive separates from service prior to attaining normal retirement age (age 69 for Mr. Kiley and age 65 for Mr. Jacobson) for any reason other than death or a change in control, he will receive an early termination benefit equal to the normal retirement benefit determined as if he remained employed until normal retirement age, multiplied by a vesting percentage.  For Mr. Kiley, the vesting percentage is determined by dividing his account balance (the amount accrued to pay his SERP benefit) as of his separation from service date by his projected account balance on his normal retirement age.  For Mr. Jacobson, the vesting percentage, determined on a monthly basis, is as follows: 17% for each of the first full five plan years in which he is employed by First Financial Northwest Bank (i.e., 85% after five years of service), 91% after six full years of service, 96% after seven full years of service and 100% after eight full years of service.  The early termination benefit will commence on the first day of the second month following when the executive attains his normal retirement age.
If the executive is actively employed at the time of a change in control and experiences an involuntary termination (as defined in his employment agreement with First Financial Northwest Bank, which includes a voluntary termination for good reason) within 24 months following the change in control, then the executive will receive a fully vested normal retirement benefit, payable at the same time and the same manner as the normal retirement benefit described above.  If the acquirer in the change in control transaction does not assume the executive’s SERP, then the change in control benefit will be paid regardless of whether the executive is involuntarily terminated. No SERP benefit will be paid if the executive’s termination of employment is for “cause” as defined in the SERP.
If the executive dies while actively employed, or after his separation from service but prior to attaining his normal retirement age, his designated beneficiary will receive a lump sum death benefit equal to his SERP account balance. If the executive dies after SERP payments have commenced, but before 180 monthly payments have been received, then his designated beneficiary will receive the present value of the remaining payments (that is, 180 payments less the number of payments actually received).
SERP payments may be reduced to the extent necessary to avoid the excise tax under Internal Revenue Code Section 4999 or to comply with regulatory requirements.
Change in Control Severance Agreement. First Financial Northwest Bank entered into amended and restated change in control severance agreement with Ms. Harrison on December 16, 2020. The agreement has an initial three-year term and is renewable for an additional one-year period on December 31 and each anniversary thereafter, provided that within the 90-day period prior to the anniversary date the Board of Directors of the Bank does not inform Ms. Harrison in writing that the agreement will not be extended. If within 12 months following a change in control of First Financial or First Financial Northwest, Ms. Harrison’s employment is terminated without cause, or she terminates her own employment on account of being assigned duties inconsistent with her initial position, duties and responsibilities, or upon the occurrence of certain events described in the agreements, she would be entitled to payment and benefits. The agreement requires that First Financial Northwest Bank: (1) pay her salary through the day of termination, including the pro rata portion of any incentive award; (2) pay for the remaining term of the agreement her life, health and disability coverage; and (3) pay in a lump sum an amount equal to 200 percent of her annual base salary. Effective May 12, 2023, the agreement was amended to ensure compliance with Section 409A of the Internal Revenue Code. The amendments: (1) amended the definition of involuntary termination to be consistent with the definitions of those terms in Section 409A of the Internal Revenue Code, (2) clarified the timing of when a release of claims needs to be executed, and (3) clarified the timing of the severance payments, including added language to such agreements that if the time period for considering and not revoking the required release of claims starts in one year and ends in the following year, then the severance will not be paid until the following year. Any payments under the agreements are subject to reduction pursuant to Section 280G of the Internal Revenue Code to avoid excess parachute payments.

    Equity Incentive Plan. The 2016 Equity Incentive Plan provides for accelerated vesting of awards in the event of a recipient’s death, disability or a change in control. The plan provides that unvested awards will become exercisable or vest upon the date of the recipient’s death or disability. With respect to a change in control, the 2016 Equity Incentive Plan provides that unvested awards will become exercisable or vest only if the participant experiences an involuntary termination other than for cause within 365 days following the change in control event (known as a double trigger) or the acquiring company does not either assume the outstanding award or replace the outstanding award with an equivalently-valued award.

Split-Dollar Life Insurance Benefits. First Financial Northwest Bank maintains bank-owned life insurance contracts on its named executive officers that include endorsement method split-dollar life insurance benefits. Mr. Kiley and Mr. Jacobson each have insurance coverage with a death benefit payable in an amount equal to the lesser of 100 percent of the net amount-at-risk (defined as the total proceeds of the executive’s policy less the cash value of the executive’s policy), or $1,000,000. This death benefit is payable if Messrs. Kiley or Jacobson die while employed by First Financial Northwest Bank, or after having separated from service other than for cause. In 2024, the net amount-at-risk was approximately $2.4 million for Mr. Kiley and $2.5 million for Mr. Jacobson. While employed, Ms. Harrison has insurance coverage with a death benefit payable in an amount equal to the lesser of 100 percent of her policy net amount-at-risk (as defined above), or $500,000. The Bank pays all premiums and is entitled to the cash value of the policy and the remainder of the executive’s death benefit. The insurance policies also permit the named executive officers to access portions of the eligible policy death benefits if an executive is diagnosed with a chronic or terminal illness (“accelerated benefits”), generally up to $500,000. Each executive has the same access to accelerated benefits post separation of service if he or she has five years of service or if he or she is involuntarily terminated or terminates his or her employment for good reason after a change in control.

Compensation Policies and Risk

    We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on First Financial. In addition, the Compensation and Awards Committee believes that the mix and design elements of the executive compensation package do not encourage management to assume excessive risks. As described above, compensation decisions are subjective, based on peer group compensation data, institutional profitability, management development, market measurements and overall corporate performance. The primary objective of the Compensation and Awards Committee is for management to be fairly compensated. We have accomplished this by maintaining base salaries in the upper tier range of published peer groups, by providing excellent employee medical and other related benefits, by granting personal days off and, until its termination in 2024, by offering participation in our 401(k), which included a profit-sharing component.

    Incentive compensation for Mr. Kiley and the named executive officers is determined by the Compensation and Awards Committee after its analysis of a number of financial measures, including but not necessarily limited to profitability, efficiency, growth, asset quality trends, peer group performance, satisfactory regulatory standing and current market conditions. First Financial’s incentive compensation program provides specific goals and corresponding payout potential to production-oriented lending and deposit staff members. For non-production staff, incentive pay is based on progress towards goals set by their manager for each individual, for completion of Community Reinvestment Act related service hours, and the Company’s achievement on selected corporate performance measures. This approach is intended to ensure that every employee focuses on the performance of First Financial.

Pay Versus Performance Table

The following table presents certain information regarding compensation paid to First Financial’s principal executive officer (“PEO”) and the named executive officers excluding the PEO (“non-PEO NEOs”), and certain measures of financial performance, for the three years ended December 31, 2024. The amounts shown below are calculated in accordance with Item 402(v) of Regulation S-K.

Year(1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)(2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	Net Income ($ in thousands)

2024	1,080,534	1,173,594	620,031	653,918	146.06	1,072
2023	829,390	874,506	422,671	410,676	89.60	6,305
2022	832,361	928,915	432,941	448,096	95.48	13,240
___________

(1)
In 2024, our PEO was Joseph W. Kiley III and our non-PEO NEOs were Richard P. Jacobson and Dalen D. Harrison; in all prior years, our PEO was Joseph W. Kiley III and our non-PEO NEOs were Richard P. Jacobson, Dalen D. Harrison, Ronnie J. Clariza and Simon Soh.

(2)
The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by First Financial’s NEOs. These amounts reflect the Summary Compensation Table Totals with certain adjustments as described below.

(3)	Total Shareholder Return assumes $100 invested at December 31, 2021, with all dividends reinvested.

Compensation Actually Paid for 2024 represents the Summary Compensation Table totals adjusted for the following items:

Adjustments to Summary Compensation Table Totals to Determine Compensation Actually Paid	PEO ($)	Average for non-PEO NEOs ($)

Deduction for amounts reported under the Stock Awards column in the Summary Compensation Table	--	--
Increase for fair value at year-end of awards granted during year that remain unvested as of year-end	47,914	19,031
Addition for increase in fair value from period year-end to vesting date of award granted prior to year that vested during the year	67,599	25,197
Deduction for aggregate change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans	(142,494)	(57,938)
Increase for service cost for all defined benefit and actuarial pension plans	120,041	47,597
Total adjustments	93,060	33,887

The following graph illustrates the relationship between compensation actually paid to our NEOs and First Financial’s total shareholder returns on a cumulative basis assuming investment of $100 on December 31, 2021, with all dividends reinvested:

Comparison of Compensation Actually Paid to Total Shareholder Return
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
Compensation Actually Paid
$160
$140
$120
$100
$80
$60
$40
$20
$0
Value of Initial Fixed $100 Investment Based on Total Shareholder Return
2022
2023
2024
Compensation actually paid to PEO
Average compensation actually paid to non-PEO NEOs
Value of initial fixed $100 investment based on Total Shareholder Return

The following graph illustrates the relationship between compensation actually paid to our NEOs and First Financial’s net income on an annual basis:

Comparison of Compensation Actually Paid to Net Income
Compensation Actually Paid
Net Income (in thousands)
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
2022
2023
2024
Compensation actually paid to PEO
Average compensation actually paid to non-PEO NEOs
Net income

Directors’ Compensation

The following table shows the compensation paid to our directors for the year ended December 31, 2024, other than Joseph W. Kiley III, who is our President and Chief Executive Officer, and Richard P. Jacobson, who is our Chief Operating Officer and Chief Financial Officer, as their compensation is included in the section entitled “Executive Compensation.” The directors did not receive any non-equity incentive compensation during this period, nor did they participate in a pension plan or receive above-market earnings on deferred compensation; therefore, these columns have been omitted from the table.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	All Other Compensation ($)(1)	Total ($)

Diane C. Davis	72,000	--	683	72,683
Joann E. Lee	76,000	--	1,615	77,615
Roger H. Molvar	72,000	--	1,432	73,432
Cindy L. Runger	72,000	--	421	72,421
Ralph C. Sabin	80,000	--	1,717	81,717
    ___________

(1)
Consists of the economic value (the imputed income for tax purposes) of the split dollar life insurance benefits described below to the directors plus a gross-up amount to cover the director’s tax liability assuming a 40 percent tax rate.

    Each director of First Financial is also a director of First Financial Northwest Bank and First Financial Diversified. The directors are paid for their service by the Bank with an allocation of cost to First Financial. For 2024, non-employee directors were paid $18,000 in cash, with an additional $2,000 in cash paid to the Board Chair and an additional $1,000 in cash paid to the Audit/Compliance/Risk Committee Chair, each quarter. In addition, directors receive expense reimbursements for travel and attendance at conferences, training sessions, and travel expenses to Board meetings. There are no changes to the non-employee directors’ fees for 2025.

    In 2017, First Financial Northwest Bank modified the bank-owned life insurance contracts on its directors and named executive officers to include endorsement split-dollar life insurance agreements. Each non-employee director has insurance coverage with a death benefit payable to the director’s assigned beneficiary in an amount equal to ninety percent of the net amount-at-risk, defined as the total proceeds of the policy less the cash value of the policy. At the time the policies were purchased, the net amount-at-risk for the non-employee directors ranged from $160,000 to $309,000. Total death benefits, including cash surrender values, were approximately $560,000 per non-employee director. The Bank pays all premiums and is entitled to the cash value of the policy and the remainder of the director’s death benefit. The insurance policies also permit each director to access portions of the eligible policy death benefits if he or she is diagnosed with a chronic or terminal illness (“accelerated benefits”). Each director is eligible to receive up to $500,000 in accelerated benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 21, 2025, information regarding share ownership of:

•those persons or entities (or groups of affiliated persons or entities) known by management to beneficially own more than five percent of First Financial’s common stock other than directors and executive officers;

•each director of First Financial;

•each executive officer of First Financial or any of its subsidiaries named in the Summary Compensation Table appearing under “Executive Compensation” below (known as “named executive officers”); and

•all current directors and executive officers of First Financial and its subsidiaries as a group.

    Persons and groups who beneficially own in excess of five percent of First Financial’s common stock are required to file with the SEC and provide us a copy of the report disclosing their ownership pursuant to the Exchange Act. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of First Financial’s common stock as of the close of business on April 21, 2025.

    Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares previously held in the ESOP, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after April 21, 2025, are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

    As of April 21, 2025, there were 9,227,938 shares of First Financial common stock outstanding.

Name	Number of Shares Beneficially Owned		Percent of Shares Outstanding (%)

Beneficial Owners of More Than 5%

Western Standard, LLC	917,940	(1)	9.95
First Financial Northwest Foundation	877,882	(2)	9.51
Dimensional Fund Advisors LP	720,981	(3)	7.81
Blackrock, Inc.	511,320	(4)	5.54
Renaissance Technologies LLC	496,653	(5)	5.38

Directors

Diane C. Davis	6,838		**
Richard P. Jacobson*	84,953		**
Joseph W. Kiley III*	121,263		1.31
Joann E. Lee	95,121		1.03
Roger H. Molvar	18,135		**
Cindy L. Runger	4,822		**
Ralph C. Sabin	14,377		**

Named Executive Officers

Dalen D. Harrison	61,611		**

All Executive Officers and Directors as a Group (10 persons)	595,905		6.46
___________

*	Also a named executive officer.
**	Less than one percent of shares outstanding.
(1)
Based solely on a Schedule 13G/A dated February 14, 2025, regarding shares owned as of December 31, 2024, reporting sole voting and dispositive power over 917,940 shares by Western Standard, LLC and Eric D. Andersen, and sole voting and dispositive power over 700,530 shares by Western Standard Partners, L.P. The address of Western Standard, LLC, Mr. Andersen and Western Standard Partners, L.P. is 5757 Wilshire Boulevard, Suite 636, Los Angeles, California 90036.

(2)
We established the First Financial Northwest Foundation in connection with the mutual to stock conversion of First Financial Northwest Bank to further our commitment to the local community. Shares of common stock held by the Foundation are voted in the same proportion as all other shares of common stock on all proposals considered by First Financial’s shareholders. The address of the First Financial Northwest Foundation is 555 S. Renton Village Place, Suite 770, Renton, Washington 98057.

(3)	As disclosed on Form 13F filed with the SEC for the quarter ended December 31, 2024. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, Texas 78746.
(4)	As disclosed on Form 13F filed with the SEC for the quarter ended December 31, 2024. The address of Blackrock, Inc. is 50 Hudson Yards, New York, New York 10001.
(5)	As disclosed on Form 13F filed with the SEC for the quarter ended December 31, 2024. The address of Renaissance Technologies LLC is 800 Third Avenue, New York, New York 10022.

Change In Control

On April 11, 2024, the Company closed the previously announced transaction whereby Global Federal Credit Union (“Global”) acquired substantially all of the assets and assumed substantially all of the liabilities (including deposit liabilities) of First Financial Northwest Bank (the “Bank”) pursuant to the definitive Purchase and Assumption Agreement, dated as of January 10, 2024, by and among the Company, the Bank and Global (the “Global Transaction”). In connection with the closing of the transaction, the Company received $228.7 million in cash. Except for the foregoing, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	—	$ —	—
2016 Equity Incentive Plan (1)	—	—	833,252
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$ —	833,252
___________________
(1) The shares available for future grant under the 2016 Equity Incentive Plan include 136,626 shares which may be granted as stock awards. Each share granted as stock award reduces the total available shares for grant by two shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

First Financial Northwest Bank has followed a policy of granting loans to officers and directors that fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with all customers prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.

    All loans made to our directors and executive officers are subject to federal regulations restricting loans and other transactions with affiliated persons of First Financial Northwest Bank. There were no loans outstanding to directors or executive officers at December 31, 2024. Total deposits of directors and executive officers were approximately $2.1 million at December 31, 2024.

    We recognize that transactions between First Financial, First Financial Diversified or First Financial Northwest Bank and any of its directors or executive officers can present potential or actual conflicts of interest and create the appearance that these decisions are based on considerations other than our best interests. Therefore, as a general matter, and in accordance with the First Financial Code of Business Conduct and Ethics Policy, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, our best interests. Accordingly, in those cases where personal interests exist or may appear to exist, our Code of Business Conduct and Ethics Policy requires the Board or a Board designated committee to approve or ratify any such transaction or business arrangement in which First Financial is or will be a participant and where any director, officer or employee had, has or will have a direct or indirect financial interest. In the event that a member of the Board or Board designated committee is a participant in the transaction, then that member is required to abstain from the discussion, approval or ratification process. Approval or ratification will be made only for those transactions that are in, or not inconsistent with, the best interests of First Financial, as the Board or Board designated committee determines in good faith.

Director Independence

Our common stock was listed on the Nasdaq Global Select Market until April 21, 2025, when it was delisted in connection with the Global Transaction. In accordance with Nasdaq requirements, at least a majority of our directors were required to be independent directors. The Board determined that five of our seven directors are independent, as defined by Nasdaq. Directors Davis, Lee, Molvar, Runger and Sabin are all independent.

Item 14. Principal Accountant Fees and Services

    Moss Adams LLP served as our independent registered public accounting firm for the year ended December 31, 2024. The following table sets forth the aggregate fees billed to First Financial and First Financial Northwest Bank for professional services rendered by Moss Adams LLP for the fiscal years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023

Audit Fees	$265,000	$250,000
Audit-Related Fees	--	--
Tax Fees (1)	35,000	34,350
All Other Fees (2)	72,373	24,823
________
(1)	For both years, includes the preparation and filing of the federal and state tax returns.
(2)
For 2024, includes fees associated with a CECL audit, due diligence related to a vendor-related cyber incident which was determined to have not impacted First Financial or First Financial Northwest Bank and investment portfolio valuation assistance. For 2023, includes assistance on CECL adoption, investment portfolio valuation and BOLI tax treatment.

    The Audit/Compliance/Risk Committee pre-approves all audit and permissible non-audit services to be provided by the independent registered public accounting firm and the estimated fees for these services. In considering non-audit services, the Audit/Compliance/Risk Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. All of the services provided by Moss Adams LLP in the year ended December 31, 2024, were approved by the Audit/Compliance/Risk Committee.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Dated: April 29, 2025	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer